Form 10-Q
period 1998-12-31
PENHALL INTERNATIONAL CORP
filed 1999-02-16
CIK 1070772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ---------------
                                    FORM 10-Q
                                ---------------


      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number. 333-64745


                                ---------------

                           PENHALL INTERNATIONAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          ARIZONA                                              86-0634394
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                       1801 PENHALL WAY, ANAHEIM, CA 92803
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (714) 772-6450
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ---------------

    Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS AND TITLE OF                SHARES OUTSTANDING AS OF
               CAPITAL STOCK                       FEBRUARY 8, 1999
             ------------------                ------------------------
        Common Stock, $.01 Par Value                   995,000


================================================================================

                          Penhall International Corp.

                                     Index


Part I - Financial Information

                                                                  Page No.
                                                                  --------
Item 1. Financial Statements

      Condensed Consolidated Balance Sheets
        December 31, 1998 and June 30, 1998

      Condensed Consolidated Statements of Operations
        Three and six month periods ended December 31, 1998 and 1997

      Condensed Consolidated Statement of Cash Flows
        Six month periods ended December 31, 1998 and 1997

      Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations



Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

      a)  Exhibits.

          27.  Financial Data Schedule

      b)  Reports on Form 8-K

          None

Item 1. Financial Information

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                         JUNE 30,            DECEMBER 31,
                                                                                           1998                 1998
                                                                                       -------------        -------------
                                   ASSETS
Current assets:
  Cash ............................................................................    $     234,000        $     867,000
  Receivables:
             Contract and trade receivables .......................................       23,454,000           28,278,000
             Contract retentions ..................................................        4,454,000            5,335,000
             Income taxes receivable ..............................................        2,399,000            4,324,000
                                                                                       -------------        -------------
                                                                                          30,307,000           37,937,000
             Less allowance for doubtful receivables ..............................          995,000            1,035,000
                                                                                       -------------        -------------
                      Net receivables .............................................       29,312,000           36,902,000
  Costs and estimated earnings in excess of billings on uncompleted contracts .....          976,000              261,000
  Deferred tax assets .............................................................          891,000            1,194,000
  Inventories .....................................................................        1,458,000            1,755,000
  Prepaid expenses and other current assets .......................................          670,000            1,625,000
                                                                                       -------------        -------------
                      Total current assets ........................................       33,541,000           42,604,000
Property, plant and equipment, at cost:
  Land ............................................................................        4,538,000            5,338,000
  Buildings and leasehold improvements ............................................        7,715,000            7,750,000
  Construction and other equipment ................................................       67,934,000           79,241,000
                                                                                       -------------        -------------
                                                                                          80,187,000           92,329,000
  Less accumulated depreciation and amortization ..................................       35,180,000           39,345,000
                                                                                       -------------        -------------
                      Net property, plant and equipment ...........................       45,007,000           52,984,000
Goodwill, net of accumulated amortization .........................................        8,649,000            8,415,000
Debt issuance costs, net of accumulated amortization ..............................          719,000            6,314,000
Other assets, net .................................................................          407,000            1,457,000
                                                                                       -------------        -------------
                                                                                       $  88,323,000        $ 111,774,000
                                                                                       =============        =============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt ..........................................    $   2,034,000        $   2,860,000
  Current installments of notes payable to stockholders ...........................          131,000               85,000
  Trade accounts payable ..........................................................        7,532,000            6,426,000
  Accrued liabilities .............................................................        9,041,000           14,467,000
  Billings in excess of costs and estimated earnings on uncompleted contracts .....          665,000              200,000
                                                                                       -------------        -------------
                      Total current liabilities ...................................       19,403,000           24,038,000
Long-term debt, excluding current portion .........................................       16,125,000           27,842,000
Notes payable to stockholders, excluding current portion ..........................          274,000              235,000
Senior Notes ......................................................................             --            100,000,000
Deferred tax liabilities ..........................................................        3,609,000            4,572,000
Accrued compensation ..............................................................        5,306,000                 --
Senior Exchangeable Preferred Stock, redemption value $10,441,000. Authorized,
  issued and outstanding 10,000 shares ............................................             --             10,441,000
Series A Preferred Stock, redemption value $11,000,000. Authorized 25,000
  shares; issued and outstanding 10,428 shares ....................................             --             11,000,000
Stockholders' equity (deficit):
  Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares;
    issued and outstanding 18,572 shares ..........................................             --             19,591,000
  Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 4,452,264 and 995,000 shares at June 30, 1998 and
    December 31, 1998, respectively ...............................................           42,000               10,000
  Additional paid-in capital ......................................................       14,498,000              985,000
  Retained earnings (accumulated deficit) .........................................       29,066,000          (86,940,000)
                                                                                       -------------        -------------
                      Total stockholders' equity (deficit) ........................       43,606,000          (66,354,000)
                                                                                       -------------        -------------
  Commitments and contingencies ...................................................    $  88,323,000        $ 111,774,000
                                                                                       =============        =============


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              THREE MONTH PERIODS                   SIX MONTH PERIODS
                                                               ENDED DECEMBER 31,                   ENDED DECEMBER 31,
                                                         ------------------------------       ------------------------------
                                                             1997              1998               1997              1998
                                                         ------------      ------------       ------------      ------------
Revenues ..........................................      $ 23,736,000      $ 33,084,000       $ 52,087,000      $ 71,997,000
Cost of revenues ..................................        16,578,000        22,728,000         36,593,000        50,596,000
                                                         ------------      ------------       ------------      ------------
  Gross profit ....................................         7,158,000        10,356,000         15,494,000        21,401,000
General and administrative expenses ...............         5,108,000         6,284,000          9,811,000        23,496,000
Other operating income, net .......................           534,000           179,000            687,000           440,000
                                                         ------------      ------------       ------------      ------------
  Earnings (loss) before interest expense and
    income taxes ..................................         2,584,000         4,251,000          6,370,000        (1,655,000)
Interest expense ..................................           239,000         3,916,000            489,000         6,532,000
                                                         ------------      ------------       ------------      ------------
  Earnings (loss) before income taxes .............         2,345,000           335,000          5,881,000        (8,187,000)
Income taxes ......................................         1,188,000            68,000          2,583,000        (1,653,000)
                                                         ------------      ------------       ------------      ------------
Net earnings (loss) ...............................         1,157,000           267,000          3,298,000        (6,534,000)
                                                         ------------      ------------       ------------      ------------
Accretion of preferred stock to redemption value ..              --            (618,000)              --          (1,013,000)
Accrual of cumulative dividends on preferred stock               --            (631,000)              --          (1,019,000)
                                                         ------------      ------------       ------------      ------------
Net earnings (loss) available to common
  stockholders ....................................      $  1,157,000      $   (982,000)      $  3,298,000      $ (8,566,000)
                                                         ============      ============       ============      ============

Earnings (loss) per share:
  Basic ...........................................      $       0.27      $      (0.99)      $       0.77      $      (5.24)
  Diluted .........................................      $       0.27      $      (0.99)      $       0.76      $      (5.24)
Weighted average number of shares outstanding:
  Basic ...........................................         4,280,866           995,000          4,280,897         1,633,842
  Diluted .........................................         4,355,491           995,000          4,355,522         1,633,842


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 SIX MONTH PERIODS
                                                                                                 ENDED DECEMBER 31,
                                                                                         ---------------------------------
                                                                                              1997                1998
                                                                                         -------------       -------------

Cash flows from operating activities:
  Net earnings (loss) ................................................................   $   3,298,000       $  (6,534,000)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization ...................................................       4,250,000           5,317,000
     Amortization of debt issuance costs .............................................              --             312,000
     Provision for doubtful accounts .................................................        (195,000)             40,000
     Provision for deferred taxes ....................................................      (1,667,000)            511,000
     Gains on sale of assets .........................................................         (49,000)            (46,000)
     Changes in assets and liabilities, net of effects of acquisitions
        Receivables ..................................................................        (313,000)         (6,178,000)
        Inventories, prepaid expenses and other assets ...............................      (1,065,000)           (576,000)
        Costs and estimated earnings in excess of billings on uncompleted contracts ..        (266,000)            715,000
        Trade accounts payable and accrued liabilities ...............................       1,768,000             897,000
        Billings in excess of costs and estimated earnings on uncompleted contracts ..         878,000            (465,000)
        Accrued compensation .........................................................         557,000          (5,306,000)
                                                                                         -------------       -------------
            Net cash provided by (used in) operating activities ......................       7,196,000         (11,313,000)
Cash flows from investing activities:
  Proceeds from sale of assets .......................................................          93,000             203,000
  Capital expenditures ...............................................................      (6,882,000)         (7,630,000)
  Acquisitions of Daley Concrete Cutting and Lipscomb
    Concrete Cutting, net of cash acquired ...........................................              --          (6,724,000)
                                                                                         -------------       -------------
            Net cash used in investing activities ....................................      (6,789,000)        (14,151,000)
                                                                                         -------------       -------------
Cash flows from financing activities:
  Borrowings under long-term debt ....................................................      13,370,000          30,494,000
  Repayments of long-term debt .......................................................     (14,888,000)        (19,127,000)
  Paydown on notes payable to stockholders ...........................................        (683,000)            (85,000)
  Book overdraft .....................................................................       1,175,000           2,709,000
  Borrowings on Senior Notes .........................................................              --         100,000,000
  Debt issuance costs ................................................................              --          (5,907,000)
  Proceeds from issuance of common stock .............................................              --             399,000
  Repurchase of common stock .........................................................         (57,000)        (93,050,000)
  Issuance of Series A Preferred Stock ...............................................              --          10,427,000
  Issuance of Series B Preferred Stock ...............................................              --             237,000
                                                                                         -------------       -------------
            Net cash provided by (used in) financing activities ......................      (1,083,000)         26,097,000
                                                                                         -------------       -------------
            Net increase (decrease) in cash ..........................................        (676,000)            633,000
Cash at beginning of period ..........................................................         676,000             234,000
                                                                                         -------------       -------------
Cash at end of period ................................................................   $           0       $     867,000
                                                                                         =============       =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Income taxes .......................................................................   $   2,260,000       $          --
                                                                                         =============       =============
  Interest ...........................................................................   $     451,000       $     983,000
                                                                                         =============       =============

Supplemental disclosure of noncash investing and financing activities:
Borrowings related to the acquisition of assets ......................................              --       $     875,000
                                                                                         =============       =============


Issuance of Senior Exchangeable Preferred Stock in connection with the
  Recapitalization Mergers ...........................................................              --       $  10,000,000
                                                                                         =============       =============

Accretion of Preferred Stock to redemption value .....................................              --       $   1,013,000
                                                                                         =============       =============

Accrual of cumulative dividends on preferred stock ...................................              --       $   1,019,000
                                                                                         =============       =============

Issuance of Series B Preferred Stock .................................................              --       $  18,335,000
                                                                                         =============       =============

The fair value of the Daley Concrete Cutting and Lipscomb Concrete Cutting net assets at their dates of acquisition in fiscal 1999 was $3.4 million and $3.9 million, respectively. Goodwill of $300,000 was recorded in connection with the acquisitions.

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION

      Penhall International, Inc. ("PII") was founded in 1957 and was incorporated in the state of California on April 19, 1988. On August 4, 1998, $100,000,000 of 12% Senior Notes (the Senior Notes) were sold by Penhall Acquisition Corp., an Arizona corporation formed by an unrelated third party (the Third Party) to effect the recapitalization of PII. As part of the recapitalization, a series of mergers (the Recapitalization Mergers) were consummated pursuant to which Phoenix Concrete Cutting, Inc., a wholly-owned subsidiary of PII, became the corporate parent of PII, the Third Party acquired a 62.5% interest in Phoenix Concrete Cutting, Inc. and Phoenix Concrete Cutting, Inc. became the successor obligor of the Senior Notes. Following the consummation of the Recapitalization Mergers, Phoenix Concrete Cutting, Inc. changed its name to Penhall International Corp., and PII changed its name to Penhall Rental Corp.

      Under generally accepted accounting principles, the Recapitalization Mergers were accounted for as a leveraged recapitalization transaction in a manner similar to a pooling-of-interests. Under this method, the transfer of controlling interest in PII to a new investor did not change the accounting basis of the assets and liabilities in PII's separate stand-alone financial statements.

      On October 1, 1998 all of the operating assets and liabilities of Penhall International Corp. were transferred to Penhall Company. As a result, all of the operating divisions of the Company are owned by Penhall Company.

      The accompanying unaudited condensed consolidated financial statements of Penhall International Corp. ("Penhall" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      Results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Registration statement on Form S-4 as of and for the year ended June 30, 1998.

      EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing adjusted net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The Company has granted certain options which have been treated as potentially dilutive common shares for purposes of calculating diluted earnings (loss) per share. Dilutive earnings
(loss) per share reflects the potential dilution that could share in the earnings of the Company. Such shares are not included when there is a loss as the effect would be anti-dilutive.

      All common shares included in the condensed consolidated financial statements and earnings (loss) per share calculations have been restated to reflect a 10.56 to one common stock split effected as part of the Recapitalization Mergers.

      The following table sets forth the calculation of diluted earnings (loss) per share for the three and six-month periods ended December 31, 1998 and 1997:

                                                            THREE MONTH PERIODS ENDED           SIX MONTH PERIODS ENDED
                                                                   DECEMBER 31,                        DECEMBER 31,
                                                                   (UNAUDITED)                         (UNAUDITED)
                                                          -----------------------------       -----------------------------
                                                              1997              1998              1997              1998
                                                          -----------       -----------       -----------       -----------

Net earnings (loss) available to common shareholders      $ 1,157,000       $  (982,000)      $ 3,298,000       $(8,566,000)
                                                          ===========       ===========       ===========       ===========
Weighted average shares - basic ....................        4,280,866           995,000         4,280,897         1,633,842
Plus incremental shares from assumed conversion of
stock options ......................................           74,625              --              74,625              --
                                                          -----------       -----------       -----------       -----------
Weighted average shares - dilutive .................        4,355,491           995,000         4,355,522         1,633,842
                                                          ===========       ===========       ===========       ===========
Diluted earnings (loss)  per share .................      $       .27       $      (.99)      $       .76       $     (5.24)
                                                          ===========       ===========       ===========       ===========


RECLASSIFICATIONS

Certain reclassifications have been made to prior years' balances to conform to the current presentation.

(2) SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

      On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. As of December 31, 1998 the Company was in compliance with all such covenants.

LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1998             1998
                                                                                 ------------     ------------
The Company had a secured bank line of credit with the Company's principal bank for working capital purposes as follows: $20,000,000 through
   October 31, 1998 and $15,000,000 from November 1, 1998 through
   October 31, 1999. Advances under the line bore interest at various rates of interest ranging from 7.4% to 8.5% at June 30, 1998. Interest was payable monthly and principal was due upon maturity on October 31, 1999.
   Repaid in full on August 4, 1998 .......................................        13,860,000               --
Note payable secured by certain equipment, bearing interest at 6.0%;
   payable in annual principal and interest installments of $208,000; all
   unpaid principal and interest due June 4, 2000 .........................           381,000          381,000
Note payable secured by property in Austin, Texas, bearing interest at
   10.0%; payable in monthly principal and interest installments of $1,815;
   all unpaid principal and interest due November 1, 2021 .................           197,000          196,000
Note payable secured by certain equipment, bearing interest at 5.51%;
   payable in two installments of principal and interest of $2,000,000 due
   on April 29, 1999 and 2000 .............................................         3,692,000        3,692,000
Note payable, bearing interest at 6.00%; payable on November 1, 1999  .....                --          876,000
$20,000,000 Term Loan secured by certain assets of the Company; principal payments of $750,000 per quarter commencing September 15, 2000 through
   June 15, 2001, $1,250,000 per quarter through June 15, 2002 and
   $1,500,000 per quarter through June 15, 2004. The Company may elect to maintain the Term Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% plus the higher of the Federal Funds Effective Rate
   (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the
   Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due
   June 15, 2004 ..........................................................                --       20,000,000
Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company may elect to maintain the
   Revolving Loan as a Base Rate Loan, which accrues interest quarterly at
   1.25% plus the higher of the Federal Funds Effective Rate (as defined)
   or the then current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the
   Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due
   June 15, 2004 ..........................................................              --          5,500,000
Other .....................................................................            29,000           57,000
                                                                                 ------------     ------------

                                                                                   18,159,000       30,702,000
Less current installments of long-term debt ...............................         2,034,000        2,860,000
                                                                                 ------------     ------------


Long-term debt, excluding current installments ............................      $ 16,125,000     $ 27,842,000
                                                                                 ============     ============

The weighted average interest rate for the borrowings under the revolving credit agreement was 7.8% at December 31, 1998. The interest rate on the $20,000,000 term loan was 7.7% at December 31, 1998.

(3) REDEEMABLE PREFERRED STOCK

SENIOR EXCHANGEABLE PREFERRED STOCK

      As of August 4, 1998 and in connection with the Recapitalization Mergers, Penhall International Corp. is authorized to issue up to 250,000 shares of preferred stock, par value $.01 per share ("Preferred Stock"), of which 10,000 shares have been designated as Senior Exchangeable Preferred Stock. With respect to dividend rights and rights on liquidation, winding up and dissolution of Penhall International Corp., the Senior Exchangeable Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock. Holders of Senior Exchangeable Preferred Stock are entitled to receive, when as and if declared by the Board of Directors of Penhall International Corp., out of funds legally available for payment thereof, cash dividends on each share of Senior Exchangeable Preferred Stock at a rate per annum equal to 10.5% of the Senior Exchangeable Preferred Liquidation Preference (as defined below) of such share before any dividends are declared and paid, or set apart for payment, on any shares of capital stock junior to the Senior Exchangeable Preferred Stock ("Senior Exchangeable Junior Stock") with respect to the same dividend period. All dividends shall be cumulative without interest, whether or not earned or declared. "Senior Exchangeable Preferred Liquidation Preference" means, on any specific date, with respect to each share of Senior Exchangeable Preferred Stock, the sum of (i) $1,000 per share plus (ii) the accumulated unpaid dividends with respect to such share.

      Penhall International Corp. may, at its option, redeem at any time, from any source of funds legally available therefor, in whole or in part, any or all of the shares of senior exchangeable preferred stock, at a redemption price per share equal to 100% of the then effective senior exchangeable preferred liquidation preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date. On February 1, 2007, Penhall International Corp. shall redeem, from any source of funds legally available therefor, all of the then outstanding shares of senior exchangeable preferred stock at a redemption price per share equal to 100% of the then effective senior exchangeable preferred liquidation preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.

      The senior exchangeable preferred stock is exchangeable by Penhall International Corp. at any time and from time to time for junior subordinated notes (the "junior subordinated notes") in an amount equal to the senior exchangeable preferred liquidation preference plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the exchange date to the exchange date. The junior subordinated notes will pay interest from the date of exchange at the rate of 10.5% per annum in cash; provided, however, that Penhall International Corp. shall be prohibited from paying interest on the junior subordinated notes in cash for so long as the notes shall remain outstanding. In such event, interest shall be deemed to be paid by such amount being added to the outstanding principal amount of the junior subordinated notes and shall accrue interest as a portion of the principal amount of the junior subordinated notes to the maximum extent permitted by law. If issued, the junior subordinated notes will mature on February 1, 2007.

      In the event of a voluntary or involuntary liquidation, dissolution or winding up of Penhall International Corp., holders of senior exchangeable preferred stock shall be entitled to be paid out of the assets of Penhall International Corp. available for distribution to its stockholders an amount in cash equal to the senior exchangeable preferred liquidation preference per share, plus an amount equal to a prorated dividend from the last dividend payment date to the date fixed for liquidation, dissolution or winding up, before any distribution is made on any shares of senior exchangeable junior stock. If such available assets are insufficient to pay the holders of the outstanding shares of senior exchangeable preferred stock in full, such assets, or the proceeds thereof, shall be distributed ratably among such holders. Except as otherwise required by law, the holders of senior exchangeable preferred stock have no voting rights and are not be entitled to any notice of meeting of stockholders.

      SERIES A PREFERRED STOCK

      Penhall International Corp. has designated 25,000 shares of Preferred Stock as Series A Preferred Stock. With respect to dividend rights and rights on liquidation, winding up and dissolution of Penhall International Corp., the Series A Preferred Stock ranks senior to the Common Stock and on a parity with the Series B Preferred Stock. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of Penhall International Corp., out of funds legally available for payment thereof, cash dividends on each share of Series A Preferred Stock at a rate per annum equal to 13% of the Liquidation Preference (as defined below) of such share before any dividends are declared and paid, or set apart for payment, on any shares of capital stock junior to the Series A Preferred Stock ("Junior Stock") with respect to the same dividend period. All dividends shall be cumulative without interest, whether or not earned or declared. "Liquidation Preference" means, on any specific date, with respect to each share of Series A Preferred Stock, the sum of (i) $1,000 per share plus (ii) the accumulated dividends with respect to such share.

      Penhall International Corp. may, at its option, redeem at any time, from any source of funds legally available therefor, in whole or in part, any or all of the shares of Series A Preferred Stock, at a redemption price per share equal to 100% of the then effective Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date. On August 1, 2007, Penhall International Corp. shall redeem, from any source of funds legally available therefor, all of the then outstanding shares of Series A Preferred Stock at a redemption price per share equal to 100% of the then effective Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.

      In the event of a voluntary or involuntary liquidation, dissolution or winding up of Penhall International Corp., holders of Series A Preferred Stock shall be entitled to be paid out of the assets of Penhall International Corp. available for distribution to its stockholders an amount in cash equal to the Liquidation Preference per share, plus an amount equal to a prorated dividend from the last dividend payment date to the date fixed for liquidation, dissolution or winding up, before any distribution is made on any shares of Junior Stock. If such available assets are insufficient to pay the holders of the outstanding shares of Series A Preferred Stock in full, such assets, or the proceeds thereof, shall be distributed ratably among such holders. Except as otherwise required by law, the holders of Series A Preferred Stock have no voting rights and are not be entitled to any notice of meeting of stockholders.

(4) COMMITMENTS AND CONTINGENCIES

LITIGATION

      There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

(5) ACQUISITIONS

      On April 29, 1998, Penhall Company, a wholly owned subsidiary of the Company, purchased substantially all of the assets of Highway Services, Inc. for approximately $9,654,000 plus the assumption of approximately $1,324,000 of liabilities. Penhall Company paid approximately $5,962,000 in cash, with the remainder payable in equal installments in April 1999 and 2000 pursuant to a $3,692,000 secured promissory note, which bears interest at 5.51% per annum. HSI is based in Minnesota and operates in approximately 25 states and is a national provider of construction services including grinding, grooving, sawing, sealing and pavement replacement. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HSI have been included in the Company's consolidated financial statements since April 29, 1998. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8,291,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also provides that certain stockholders of HSI purchase 3,147 shares of the Company's common stock for $1,000,000.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and HSI for the six months ended December 31, 1997, as if the acquisition had occurred as of the beginning of that period, after giving affect to certain adjustments, including amortization of goodwill and increased interest expense on debt related to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HSI constituted a single entity during such period.

                                                     SIX MONTHS
                                                        ENDED
                                                    DECEMBER 31,
                                                        1997
                                                    ------------
Revenues .......................................    $ 62,709,000


Net earnings ...................................    $  3,326,000


Earnings per share:
   Basic .......................................             .78
   Diluted .....................................             .76
Weighted average number of shares outstanding:
   Basic .......................................       4,280,897
   Diluted .....................................       4,351,472


      On October 16, 1998, the Company purchased certain assets of Daley Concrete Cutting, a division of U. S. Rentals, for $3,743,000 in cash. Daley Concrete Cutting has four offices, three located in South Carolina and one in metropolitan Atlanta.

      On November 13, 1998, the Company purchased Lipscomb Concrete Cutting for $4,252,000 of which $3,376,000 was cash and $876,000 was in the form of a note due November 1, 1999, bearing interest at 6%.

      Both of these acquisitions are being accounted for as purchases and accordingly, the result of operations of the acquired companies are included from the date of acquisition.

(6) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors.

      The condensed consolidating financial information presents condensed financial statements as of June 30, 1998 and for the three and six month periods ended December 31, 1997 of:

      a) Penhall Rental Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

      b)  the Subsidiaries (Penhall International Corp. and Penhall Company)

      c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

      d)  the Company on a consolidated basis.

      The condensed consolidating financial information presents condensed financial statements as of December 31, 1998 and for the three-month and six month periods ended December 31, 1998 of:

      a) Penhall International Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

      b)  the Guarantor Subsidiaries (Penhall Rental Corp. and Penhall Company)

      c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

      d)  the Company on a consolidated basis.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                           JUNE 30, 1998
                                   ---------------------------------------------------------------------------------------
                                      PENHALL          PENHALL
                                   INTERNATIONAL        RENTAL            PENHALL
                                       CORP.             CORP.            COMPANY          ELIMINATIONS      CONSOLIDATED
                                   ------------      ------------       ------------       ------------       ------------
ASSETS
  Current assets:
  Receivables, net ...........     $  4,648,000      $  2,399,000       $ 22,265,000                          $ 29,312,000
  Inventories ................          169,000                --          1,289,000                             1,458,000
  Costs and estimated
   earnings in excess of
   billings on uncompleted
   contracts..................          174,000                --            802,000                               976,000
  Intercompany assets ........        2,518,000        16,075,000          8,946,000        (27,539,000)                --
  Other current assets .......          309,000           700,000            786,000                             1,795,000
                                   ------------      ------------       ------------       ------------       ------------
     Total current assets ....        7,818,000        19,174,000         34,088,000        (27,539,000)        33,541,000
  Net property, plant and
   equipment .................        4,729,000         8,844,000         31,434,000                            45,007,000
  Other assets, net ..........          561,000         1,006,000          8,208,000                             9,775,000
  Investment in subsidiaries..            --           44,525,000                 --        (44,525,000)                --
                                   ------------      ------------       ------------       ------------       ------------
                                   $ 13,108,000      $ 73,549,000       $ 73,730,000       $(72,064,000)      $ 88,323,000
                                   ============      ============       ============       ============       ============

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Current installments of
   long-term debt and notes
   payable to stockholders ...     $    185,000      $    132,000       $  1,848,000                          $  2,165,000
  Trade accounts payable .....          844,000             7,000          6,681,000                             7,532,000
  Accrued liabilities ........          961,000         4,243,000          3,837,000                             9,041,000
  Billings in excess of
   costs and estimated
   earnings on uncompleted
   contracts..................          147,000                              518,000                               665,000
  Intercompany liabilities ...        3,306,000         6,834,000         17,399,000        (27,539,000)                --
                                   ------------      ------------       ------------       ------------       ------------
     Total current
       liabilities............        5,443,000        11,216,000         30,283,000        (27,539,000)        19,403,000
  Long-term debt, excluding
   current portion ...........          196,000        14,356,000          1,847,000                            16,399,000
  Deferred tax liabilities ...          581,000          (935,000)         3,963,000                             3,609,000
  Accrued Compensation .......               --         5,306,000                 --                             5,306,000
  Stockholders' equity .......        6,888,000        43,606,000         37,637,000        (44,525,000)        43,606,000
                                   ------------      ------------       ------------       ------------       ------------
                                   $ 13,108,000      $ 73,549,000       $ 73,730,000       $(72,064,000)      $ 88,323,000
                                   ============      ============       ============       ============       ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                                                          DECEMBER 31, 1998
                                   ---------------------------------------------------------------------------------------------
                                      PENHALL            PENHALL
                                   INTERNATIONAL          RENTAL              PENHALL
                                       CORP.               CORP.              COMPANY           ELIMINATIONS        CONSOLIDATED
                                   -------------       -------------       -------------       -------------       -------------
ASSETS
  Current assets:
  Receivables, net ............    $   4,324,000       $          --       $  32,578,000                           $  36,902,000
  Inventories .................               --                  --           1,755,000                               1,755,000
  Costs and estimated
   earnings in excess of
   billings on uncompleted
   contracts...................               --                  --             261,000                                 261,000
  Intercompany assets .........       62,876,000          20,608,000           2,081,000         (85,565,000)                  0
  Other current assets ........          178,000             480,000           3,028,000                               3,686,000
                                   -------------       -------------       -------------       -------------       -------------
     Total current assets .....       67,378,000          21,088,000          39,703,000         (85,565,000)         42,604,000
                                   -------------       -------------       -------------       -------------       -------------
  Net property, plant and
   equipment ..................               --           9,492,000          43,492,000                              52,984,000
  Other assets, net ...........        6,110,000                              10,076,000                              16,186,000
  Investment in parent ........                            4,001,000                  --          (4,001,000)                  0
  Investment in subsidiaries...       20,561,000                                      --         (20,561,000)                  0
                                   -------------       -------------       -------------       -------------       -------------
                                   $  94,049,000       $  34,581,000       $  93,271,000       $(110,127,000)      $ 111,774,000
                                   =============       =============       =============       =============       =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  (DEFICIT)
  Current installments of
   long-term debt and notes
   payable to stockholders ....    $          --       $      88,000       $   2,857,000                           $   2,945,000
  Trade accounts payable ......               --             342,000           6,084,000                               6,426,000
  Accrued liabilities .........        5,216,000              26,000           9,225,000                              14,467,000
  Billings in excess of
   costs and estimated
   earnings on uncompleted
   contracts...................               --                  --             200,000                                 200,000
  Intercompany liabilities ....        3,673,000          57,234,000          24,659,000         (85,566,000)                  0
                                   -------------       -------------       -------------       -------------       -------------
     Total current
     liabilities...............        8,889,000          57,690,000          43,025,000         (85,566,000)         24,038,000
                                   -------------       -------------       -------------       -------------       -------------
  Long-term debt, excluding
   current portion ............       25,500,000             449,000           2,128,000                              28,077,000
  Senior Notes ................      100,000,000                  --                  --                             100,000,000
  Deferred tax liabilities ....          573,000            (267,000)          4,266,000                               4,572,000
  Accrued Compensation ........               --                  --                  --                                       0
  Senior Exchangeable
  Preferred Stock .............       10,441,000                  --                  --                              10,441,000
  Series A Preferred Stock ....       11,000,000                  --                  --                              11,000,000
Stockholders' equity
  (deficit)....................      (62,354,000)        (23,291,000)         43,852,000         (24,561,000)        (66,354,000)
                                   -------------       -------------       -------------       -------------       -------------
                                   $  94,049,000       $  34,581,000       $  93,271,000       $(110,127,000)      $ 111,774,000
                                   =============       =============       =============       =============       =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED DECEMBER 31, 1997
                                     --------------------------------------------------------------------------------------
                                        PENHALL          PENHALL
                                     INTERNATIONAL        RENTAL            PENHALL
                                         CORP.             CORP.            COMPANY          ELIMINATIONS       CONSOLIDATED
                                     ------------      ------------       ------------      ------------       ------------
Revenues .........................   $  4,914,000      $    789,000       $ 18,822,000      $   (789,000)      $ 23,736,000
Cost of revenues .................      3,421,000            10,000         13,147,000                           16,578,000
                                     ------------      ------------       ------------      ------------       ------------
  Gross profit ...................      1,493,000           779,000          5,675,000          (789,000)         7,158,000
General and administrative
  expenses .......................        979,000           978,000          3,721,000          (570,000)         5,108,000
Other operating income, net ......         99,000             1,000            434,000                              534,000
Equity earnings in subsidiaries...             --         1,658,000                 --        (1,658,000)                --
                                     ------------      ------------       ------------      ------------       ------------
  Earnings before interest
   expense and income taxes ......        613,000         1,460,000          2,388,000        (1,877,000)         2,584,000
Interest expense .................         71,000           214,000            173,000          (219,000)           239,000
                                     ------------      ------------       ------------      ------------       ------------
  Earnings before income taxes....        542,000         1,246,000          2,215,000        (1,658,000)         2,345,000
Income taxes .....................        236,000            89,000            863,000                            1,188,000
                                     ------------      ------------       ------------      ------------       ------------
Net earnings .....................   $    306,000      $  1,157,000       $  1,352,000      $ (1,658,000)      $  1,157,000
                                     ============      ============       ============      ============       ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED DECEMBER 31, 1998
                                     ---------------------------------------------------------------------------------------
                                        PENHALL           PENHALL
                                     INTERNATIONAL         RENTAL             PENHALL
                                         CORP.              CORP.             COMPANY        ELIMINATIONS       CONSOLIDATED
                                     ------------       ------------       ------------      ------------       ------------
Revenues ......................      $         --       $    317,000       $ 33,084,000      $   (317,000)      $ 33,084,000
Cost of revenues ..............             2,000                 --         22,726,000                           22,728,000
                                     ------------       ------------       ------------      ------------       ------------
  Gross profit ................            (2,000)           317,000         10,358,000          (317,000)        10,356,000
General and administrative
  expenses ....................            35,000            220,000          6,346,000          (317,000)         6,284,000
Other operating income, net ...                --            (58,000)           237,000                              179,000
Equity earnings in subsidiaries         3,286,000                 --                 --        (3,286,000)                --
                                     ------------       ------------       ------------      ------------       ------------

  Earnings before interest
   expense and income taxes ...         3,249,000             39,000          4,249,000        (3,286,000)         4,251,000
Interest expense ..............         3,735,000              9,000            172,000                --          3,916,000
                                     ------------       ------------       ------------      ------------       ------------
  Earnings (loss) before income
    taxes                                (486,000)            30,000          4,077,000        (3,286,000)           335,000
Income taxes ..................          (753,000)             6,000            815,000                               68,000
                                     ------------       ------------       ------------      ------------       ------------
Net earnings ..................      $    267,000       $     24,000       $  3,262,000       $(3,286,000)      $    267,000
                                     ============       ============       ============      ============       ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                  SIX MONTH PERIOD ENDED DECEMBER 31, 1997
                                          ---------------------------------------------------------------------------------
                                             PENHALL          PENHALL
                                          INTERNATIONAL        RENTAL          PENHALL
                                              CORP.             CORP.          COMPANY        ELIMINATIONS     CONSOLIDATED
                                          -------------     ------------     ------------     ------------     ------------
Revenues .........................        $ 10,209,000      $  1,600,000     $ 41,878,000     $ (1,600,000)    $ 52,087,000
Cost of revenues .................           6,909,000            23,000       29,661,000                        36,593,000
                                          ------------      ------------     ------------     ------------     ------------

  Gross profit ...................           3,300,000         1,577,000       12,217,000       (1,600,000)      15,494,000
General and administrative
  expenses .......................           1,974,000         1,731,000        7,224,000       (1,118,000)       9,811,000
Other operating income, net ......             133,000             4,000          550,000                           687,000
Equity earnings in subsidiaries...                --           3,857,000             --         (3,857,000)            --
                                          ------------      ------------     ------------     ------------     ------------

  Earnings before interest
   expense and income taxes ......           1,459,000         3,707,000        5,543,000       (4,339,000)       6,370,000
Interest expense .................             147,000           473,000          351,000         (482,000)         489,000
                                          ------------      ------------     ------------     ------------     ------------

  Earnings before income taxes....           1,312,000         3,234,000        5,192,000       (3,857,000)       5,881,000
Income taxes .....................             551,000           (64,000)       2,096,000                         2,583,000
                                          ------------      ------------     ------------     ------------     ------------
Net earnings .....................        $    761,000      $  3,298,000     $  3,096,000     $ (3,857,000)    $  3,298,000
                                          ============      ============     ============     ============     ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                 SIX MONTH PERIOD ENDED DECEMBER 31, 1998
                                         ------------------------------------------------------------------------------------
                                            PENHALL         PENHALL
                                         INTERNATIONAL       RENTAL            PENHALL
                                             CORP.            CORP.            COMPANY         ELIMINATIONS      CONSOLIDATED
                                         ------------      ------------      ------------      ------------      ------------
Revenues ..........................      $  5,905,000      $    611,000      $ 66,092,000      $   (611,000)     $ 71,997,000
Cost of revenues ..................         3,571,000             5,000        47,020,000                          50,596,000
                                         ------------      ------------      ------------      ------------      ------------
  Gross profit ....................         2,334,000           606,000        19,072,000          (611,000)       21,401,000
General and administrative
  expenses ........................         1,134,000        12,362,000        10,634,000          (634,000)       23,496,000
Other operating income, net .......            29,000           743,000           368,000          (700,000)          440,000
Equity earnings (loss) in
  subsidiaries ....................        (1,938,000)             --                --           1,938,000              --
                                         ------------      ------------      ------------      ------------      ------------

  Earnings (loss) before interest
   expense and income taxes .......          (709,000)      (11,013,000)        8,806,000         1,261,000        (1,655,000)
Interest expense ..................         6,066,000           164,000           279,000            23,000         6,532,000
                                         ------------      ------------      ------------      ------------      ------------

  Earnings (loss) before income
    taxes .........................        (6,775,000)      (11,177,000)        8,527,000         1,238,000        (8,187,000)

Income taxes ......................          (941,000)       (3,024,000)        2,312,000              --          (1,653,000)
                                         ------------      ------------      ------------      ------------      ------------

Net earnings (loss) ...............      $ (5,834,000)     $ (8,153,000)     $  6,215,000      $  1,238,000      $ (6,534,000)
                                         ============      ============      ============      ============      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                SIX MONTH PERIOD ENDED DECEMBER 31, 1998
                                         -------------------------------------------------------------------------------------
                                            PENHALL          PENHALL
                                         INTERNATIONAL        RENTAL            PENHALL
                                             CORP.            CORP.             COMPANY        ELIMINATIONS      CONSOLIDATED
                                         -------------     -------------     -------------     -------------     -------------
Net cash provided by (used in)
 operating activities ...............    ($  8,085,000)    ($ 13,117,000)    $  10,589,000     ($    700,000)    ($ 11,313,000)
                                         -------------     -------------     -------------     -------------     -------------
Cash flows from investing
 activities:
  Proceeds from sale of assets ......           11,000            58,000           134,000                             203,000
  Capital expenditures ..............         (848,000)         (921,000)       (5,861,000)                         (7,630,000)
  Acquisitions of Daley Concrete
  Cutting and Lipscomb Concrete
  Cutting, net of cash acquired .....                                           (6,724,000)                         (6,724,000)
                                         -------------     -------------     -------------     -------------     -------------
        Net cash used in
         investing activities .......         (837,000)         (863,000)      (12,451,000)                0       (14,151,000)
                                         -------------     -------------     -------------     -------------     -------------

Cash flows from financing activities:
  Due to (from) affiliates ..........      (28,088,000)       27,647,000           441,000                                   0
  Book overdraft ....................                                            2,709,000                           2,709,000
  Borrowings under long-term debt ...       27,750,000         2,744,000                                            30,494,000
  Repayments of long-term debt ......       (2,250,000)      (16,610,000)         (267,000)                        (19,127,000)
  Paydown on notes payable to
   stockholders .....................                            (85,000)                                              (85,000)
  Borrowings on Senior Notes ........      100,000,000                                                             100,000,000
  Debt issuance costs ...............       (5,703,000)                           (204,000)                         (5,907,000)
  Dividends paid ....................         (700,000)                                              700,000                 0
  Proceeds from issuance of common
   stock ............................          399,000                                                                 399,000
  Repurchase of common stock ........      (93,050,000)                                                            (93,050,000)
  Issuance of Series A Preferred
   Stock ............................       10,428,000                                                              10,427,000
  Issuance of Series B Preferred
   Stock ............................          236,000                                                                 237,000
                                         -------------     -------------     -------------     -------------     -------------
        Net cash provided by
         (used in) financing
         activities .................        9,022,000        13,696,000         2,679,000           700,000        26,097,000
                                         -------------     -------------     -------------     -------------     -------------
        Net increase (decrease)
         in cash ....................          100,000          (284,000)          817,000                 0           633,000
Cash at beginning of period .........         (100,000)          542,000          (208,000)                            234,000
                                         -------------     -------------     -------------     -------------     -------------
Cash at end of period ...............    $           0     $     258,000     $     609,000     $           0     $     867,000
                                         =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                             SIX MONTH PERIOD ENDED DECEMBER 31, 1997
                                         --------------------------------------------------------------------------------
                                           PENHALL          PENHALL
                                         INTERNATIONAL      RENTAL           PENHALL
                                             CORP.           CORP.           COMPANY        ELIMINATIONS     CONSOLIDATED
                                         ------------     ------------     ------------     ------------     ------------
Net cash provided by (used in)
 operating activities ...............    ($ 1,352,000)    $  2,185,000     $  6,363,000                      $  7,196,000
                                         ------------     ------------     ------------     ------------     ------------
Cash flows from investing
 activities:
  Proceeds from sale of assets ......          28,000            2,000           63,000                            93,000
  Capital expenditures ..............        (580,000)        (723,000)      (5,579,000)                       (6,882,000)
                                         ------------     ------------     ------------     ------------     ------------
        Net cash used in
         investing activities .......        (552,000)        (721,000)      (5,516,000)               0       (6,789,000)
                                         ------------     ------------     ------------     ------------     ------------

Cash flows from financing activities:
  Due to (from) affiliates ..........       1,634,000          455,000       (2,089,000)                                0
  Book overdraft ....................         270,000          189,000          716,000                         1,175,000
  Borrowings under long-term debt ...                       13,370,000                                         13,370,000
  Repayments of long-term debt ......                      (14,888,000)                                       (14,888,000)
  Paydown on notes payable to
   stockholders .....................                         (683,000)                                          (683,000)
  Repurchase of common stock ........                          (57,000)                                           (57,000)
                                         ------------     ------------     ------------     ------------     ------------
        Net cash provided by
         (used in) financing
         activities .................       1,904,000       (1,614,000)      (1,373,000)               0       (1,083,000)
                                         ------------     ------------     ------------     ------------     ------------
        Net increase (decrease)
         in cash ....................               0         (150,000)        (526,000)               0         (676,000)
Cash at beginning of period .........               0          150,000          526,000                           676,000
                                         ------------     ------------     ------------     ------------     ------------
Cash at end of period ...............    $          0     $          0     $          0     $          0     $          0
                                         ============     ============     ============     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations and financial condition of Penhall International Corp., (Penhall) should be read in conjunction with the Penhall's unaudited condensed consolidated financial statements and footnotes thereto included in this quarterly report on Form 10-Q and the Company's audited consolidated financial statements and footnotes thereto included in the Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission.

GENERAL

      Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its operated equipment rental services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 30 locations in eleven states, with a presence in some of the fastest growing states in terms of construction spending and population growth.


      The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected six strategic acquisitions, including Concrete Coring Company, an Austin-based company acquired in 1995, Zig Zag Company, a Denver-based firm acquired in 1996, Metro Concrete Cutting, an Atlanta-based company acquired in 1996, HSI, a Minnesota-based firm acquired in April 1998, Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998 and Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998. During the same period, Penhall established operations in four new markets by opening offices in Las Vegas, Salt Lake City, Portland and Dallas.

      Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall's operated equipment rental services are complemented by long-term fixed-price contracts. Approximately 53% of Penhall's revenues are derived from highway-related projects, approximately 29% of revenues are generated from building-related projects and the remainder of revenues is generated from airport, residential and other projects. The following table shows the breakdown of the components of revenue for the periods indicated:


                                   THREE MONTHS ENDED DECEMBER 31,                        SIX MONTHS ENDED DECEMBER 31,
                                   1997                       1998                       1997                       1998
                          -----------------------    -----------------------    -----------------------    -----------------------
                               $       % OF TOTAL         $       % OF TOTAL         $       % OF TOTAL         $       % OF TOTAL
                          ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------

Operated Equipment

    Rental Services ...   $   15,818         66.6%   $   25,598         77.4%   $   36,817         70.7%   $   49,929         69.3%

Contract Services(1) ..        7,918         33.4%        7,486         22.6%       15,270         29.3%       22,068         30.7%
                          ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------
    Total Revenues ....   $   23,736        100.0%   $   33,084        100.0%   $   52,087        100.0%   $   71,997        100.0%
                          ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========

(1) Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

      Revenue growth is influenced by infrastructure change, including new construction, modification, natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall's operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

      The principal components of Penhall's operating costs include the cost of labor, equipment rental fleet maintenance costs including parts and service, equipment rental fleet depreciation, insurance and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, Penhall utilizes a range of periods over which it depreciates its equipment on a straight-line basis. On average, Penhall depreciates its equipment over an estimated useful life of six years with a 10% residual value.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Revenues. Revenues for the three months ended December 31, 1998 ("Interim 1999") were $33.1 million, an increase of $9.3 million or 39.3% over the three months ended December 31, 1997 ("Interim 1998"). The growth in revenues is attributable to the acquisition of HSI, which added $2.5 million of revenues in Interim 1999, strength in the Company's operated equipment rental business in most of the markets it serves, and the adverse impact that weather conditions had on Interim 1998's revenues.

      The Company operated through 30 locations in eleven states at December 31, 1998, compared to 21 locations in eight states at December 31, 1997. The Company's equipment fleet grew from 450 to 556 or 23.5% during this period.

Gross Profit. Gross profit totaled $10.4 million in Interim 1999, an increase of $3.2 million or 44.7% from Interim 1998. Gross profit as a percentage of revenues increased from 30.2% in Interim 1998 to 31.3% in Interim 1999. The increase in gross profit as percentage of revenues was primarily attributable to a higher percentage of total revenues being derived from operated equipment rental services in Interim 1999 as compared to Interim 1998. Gross margins for operated equipment rental services are generally higher than for contract services.

General and Administrative Expenses. General and administrative expenses for Interim 1999 were $6.3 million, an increase of $1.2 million or 23.0% from Interim 1998. The increase in these costs was caused by general and administrative costs of HSI, Daley Concrete Cutting and Lipscomb concrete cutting, all of which were included in Interim 1999 but not in Interim 1998. After adjusting for the impact of these costs, general and administrative expenses were $5.2 million, a 1.8% increase from Interim 1998.

Earnings Before Interest and Income Taxes. Earnings before interest and income taxes increased $1.7 million or 64.5% from $2.6 million in Interim 1998 to $4.3 million in Interim 1999. This increase was primarily attributable to increased revenues and higher gross profit margin in Interim 1999 as compared to Interim 1998.

Interest Expense. Interest expense in Interim 1999 was $3.9 million, an increase of $3.7 million over Interim 1998. The substantial increase in interest expense was directly attributable to the issuance of $100.0 million of Senior Notes, the incurrence of $20.0 million of Term Loans, and borrowings of $5.5 million under the revolving credit agreement.

Income Taxes. The effective tax rate changed from 50.7% of earnings before income taxes in Interim 1998 to 20.3% of earnings before income taxes in Interim 1999. The lower effective tax rate in Interim 1999 is attributable to reorganization costs related to the Transactions, which is not deductible for tax purposes.

Net Earnings. Net earnings decreased by $.9 million from net earnings of $1.2 million in Interim 1998 to $.3 million in Interim 1999 for the reasons discussed above.


SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

Revenues. Revenues for the six months ended December 31, 1998 (Interim 1999) were $72.0 million, an increase of $19.9 million, or 38.2%, over the six months ended December 31, 1997 ( Interim 1998). The increase was primarily attributable to the acquisition of HSI in April 1998 and general strength in the construction markets that the Company serves. HSI contributed $10.2 million of that increase. Also contributing to the improvement was significantly better weather conditions in November and December of Interim 1999.


Gross Profit. Gross profit totaled $21.4 million in Interim 1999, an increase of $5.9 million, or 38.1%, from Interim 1998. Gross profit as a percentage of revenues increased to 29.8% for Interim 1998, from 29.7% for Interim 1999. This slight increase in gross profit as a percentage of revenues was primarily attributable to higher equipment utilization in Interim 1999.

General and Administrative Expenses. General and administrative expenses for Interim 1999 were $23.5 million, an increase of $13.7 million, or 139.5%, over Interim 1998. General and administrative expenses as a percentage of revenues increased from 18.8% for Interim 1998, to 32.6% for Interim 1999. The substantial increase in these costs was caused by an increase of $8.7 million in stock compensation costs triggered by the Transactions and $3.3 million of costs incurred with respect to the Mergers. After adjusting for the impact of these unusual transaction related costs and the general and administrative costs associated with the HSI, Daley and Lipscomb acquisitions, general and administrative expenses were approximately $10.3 million, an increase of $.5 million.

Earnings (Loss) before Interest and Income Taxes. Earnings (loss) before interest and income taxes went from earnings of $6.4 million in Interim 1998 to a loss of $1.7 million in Interim 1999. The decrease in earnings before interest and income taxes during Interim 1999 was primarily attributable to the transaction costs discussed above. After adjusting for these transaction related costs earnings before interest and income taxes improved from $6.4 million in Interim 1998 to $10.3 million in Interim 1999, an increase of 61.7%.

Interest Expense. Interest expense in Interim 1999 was $6.5 million, an increase of $6.0 million over Interim 1998. The substantial increase in interest expense was directly attributable to the issuance of $100.0 million of Senior Notes, the incurrence of $20.0 million of Term Loans, and borrowings of $5.5 million under the revolving credit agreement in connection with the Transactions.

Income Taxes. The effective income tax rate decreased from 43.9% of earnings before income taxes for Interim 1998 to 20.2% of loss before income taxes for Interim 1999. The change in the effective tax rate was attributable to an approximately $1.3 million of reorganization costs related to the Transactions which is not deductible for tax purposes.

Net Earnings (Loss). Net earnings were $3.3 million in Interim 1998 compared to a net loss of $6.5 million in Interim 1999. The decrease is due to the transaction costs and increased interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the six months ended December 31, 1997 was $7.2 million compared to a use of cash in operations of $11.3 million for the six months ended December 31, 1998. For the six months ended December 31, 1998, the significant use of cash from operations primarily arose from the stock compensation expense of $8.9 million, $3.3 million in costs incurred with respect to the Mergers, disbursement of certain tax gross up payments to shareholders totaling approximately $2.9 million and a substantial increase in accounts receivable during that period.

      Management estimates that the Penhall Group's annual capital expenditures will be approximately to $15.0 million for fiscal 1999, including replacement of equipment and purchases of new equipment.

      Cash used in investing activities for the six months ended December 31, 1997 was $6.8 million as compared to $14.2 million for the six months ended December 31, 1998. Such cash was primarily used for capital expenditures of $6.9 million for the six months ended December 31, 1997 and $7.6 million for the same period in fiscal 1999. Also, in the six months ended December 31, 1998 cash used in investing activities includes $6.7 million related to the acquisition of Daley Concrete Cutting and Lipscomb Concrete Cutting.

      Net cash used in financing activities for the six months ended December 31, 1997 was $1.1 million as compared to cash provided by financing activities of $26.1 million for the same period in fiscal 1999. Financing activities of the Penhall Group are primarily the result of the Transactions for the six months ended December 31, 1998 and borrowings and repayments of long-term debt.

      Historically, the Penhall Group has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of December 31, 1998, the Company and its subsidiaries had approximately $130.7 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $66.4 million.

      It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. As of December 31, 1998, $24.5 million of additional borrowings were available under the Revolving Credit Facility. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full at maturity. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuance's of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 4.75 to 1.0, 50% of such Excess Cash Flow.

      The degree to which the Company is leveraged could have important consequences to holders of the Notes, including, but not limited to, the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on indebtedness; (iii) the agreements governing the Company's long-term indebtedness will contain restrictive financial and operating covenants that could limit the Company's ability to compete and expand; (iv) the Company's leverage may make it more vulnerable to industry-related or general economic downturns and may limit its ability to withstand competitive pressures; and (v) certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates.

NEW ACCOUNTING PRONOUNCEMENTS

      During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (Statement) 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for reporting about operating segments in interim and annual financial statements. Statement 131 is effective for fiscal years beginning after December 15, 1997 and does not need to be implemented for interim periods in the initial year of application. The Company does not expect the adoption of Statement 131 to have a material effect on its financial position or results of operations.

MARKET RISK

      The Company is exposed to interest rate changes primarily as a result of its notes payable, including Senior Notes, Term Loan and Revolving Loan which are used to maintain liquidity and fund capital expenditures and expansion of the Company's operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the Term Loan and Revolving Loan. The Company does not enter into derivative or interest rate transactions for speculative purposes.

                                     Years Ended June 30,
                           ------------------------------------                           Fair
                           1999    2000    2001    2002    2003    Thereafter    Total    Value
                           ----    ----    ----    ----    ----    ----------    -----    -----
                                                    (in thousands)
Fixed rate debt                0       0       0       0       0     100,000    100,000   98,000
Average interest rate                                                                12%

Variable rate LIBOR
 debt(1)                       0   1,500   4,000   5,500   6,000       8,500     25,500   25,500
Current interest rate(1)                                                           7.25

-------------

(1) The Company has different interest rate options for its variable rate debt. See Footnote 2 in the condensed consolidated financial statements for additional information.

Year 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Penhall Group has established an informal Year 2000 task force, and has developed a plan which lists the milestones achieved and yet to be completed to become Year 2000 ready. A checklist of potential failure sources has been compiled and includes both information technology and embedded technology systems. The Penhall Group has completed its assessment of its information technology and embedded technology systems and has identified and taken measures to correct potential failures in those systems, including a recent upgrade of the hardware and software components of its information technology system. The Penhall Group is currently conducting the testing phase of its plan to determine whether the corrective measures which have been taken are adequate. The Penhall Group has not incurred significant costs to date in connection with the Year 2000 issue and expects to be Year 2000 ready by June 30, 1999 without incurring significant additional costs. However, delays in the implementation of Year 2000 solutions, or the failure of the Penhall Group's information technology or embedded technology systems to operate properly in the Year 2000, could have a material adverse effect on the Penhall Group's business, results of operations or financial condition. Contingency plans have not been developed for all mission critical information and embedded technologies in the event Year 2000 readiness is not met. The Penhall Group expects to have these contingency plans in place by June 30, 1999.

      Although the Penhall Group is uncertain as to the extent its customers may be affected by Year 2000 issues that require commitment of significant resources and may cause disruptions in its customers' businesses, the Penhall Group does not believe it has a material relationship with any one third party that would have a significant impact on the Penhall Group if that third party was not Year 2000 ready.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Penhall International Corp.



                                        /s/ Martin W. Houge
                                        ----------------------------
                                        Martin W. Houge
Date: February 16, 1999                 Chief Financial Officer