Form 10-Q
period 1999-03-31
PENHALL INTERNATIONAL CORP
filed 1999-05-17
CIK 1070772

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

                  For the quarterly period ended March 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS AND TITLE OF                               SHARES OUTSTANDING AS OF
        CAPITAL STOCK                                       MAY 10, 1999
 ----------------------------                         ------------------------
 Common Stock, $.01 Par Value                                 994,477


================================================================================

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

Item 1. Financial Information

                                                                                            JUNE 30,              MARCH 31,
                                                                                              1998                   1999
                                                                                         -------------          -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................          $     234,000          $   2,891,000
  Receivables:
             Contract and trade receivables ...................................             23,454,000             25,913,000
             Contract retentions ..............................................              4,454,000              5,121,000
             Income taxes receivable ..........................................              2,399,000              4,429,000
                                                                                         -------------          -------------
                                                                                            30,307,000             35,463,000
             Less allowance for doubtful receivables ..........................                995,000              1,259,000
                                                                                         -------------          -------------
                      Net receivables .........................................             29,312,000             34,204,000
  Costs and estimated earnings in excess of billings on uncompleted contracts .                976,000                178,000
  Deferred tax assets .........................................................                891,000              1,194,000
  Inventories .................................................................              1,458,000              1,904,000
  Prepaid expenses and other current assets ...................................                670,000                955,000
                                                                                         -------------          -------------
                      Total current assets ....................................             33,541,000             41,326,000
Property, plant and equipment, at cost:
  Land ........................................................................              4,538,000              5,231,000
  Buildings and leasehold improvements ........................................              7,715,000              7,373,000
  Construction and other equipment ............................................             67,934,000             80,986,000
                                                                                         -------------          -------------
                                                                                            80,187,000             93,590,000
  Less accumulated depreciation and amortization ..............................             35,180,000             40,849,000
                                                                                         -------------          -------------
                      Net property, plant and equipment .......................             45,007,000             52,741,000
Goodwill, net of accumulated amortization .....................................              8,649,000              8,271,000
Debt issuance costs, net of accumulated amortization ..........................                719,000              6,062,000
Other assets, net .............................................................                407,000              1,359,000
                                                                                         -------------          -------------
                                                                                         $  88,323,000          $ 109,759,000
                                                                                         =============          =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt ......................................          $   2,034,000          $   2,860,000
  Current installments of notes payable to stockholders.......................                 131,000                     --
  Trade accounts payable ......................................................              7,532,000              8,087,000
  Accrued liabilities .........................................................              9,041,000              9,735,000
  Billings in excess of costs and estimated earnings on uncompleted contracts .                665,000                224,000
                                                                                         -------------          -------------
                      Total current liabilities ...............................             19,403,000             20,906,000
Long-term debt, excluding current portion .....................................             16,125,000             29,823,000
Notes payable to stockholders, excluding current portion ......................                274,000                     --
Senior notes ..................................................................                     --            100,000,000
Deferred tax liabilities ......................................................              3,609,000              4,572,000
Accrued compensation ..........................................................              5,306,000                     --
Senior Exchangeable Preferred Stock, redemption value $10,715,000. Authorized,
  issued and outstanding 10,000 shares ........................................                     --             10,715,000
Series A Preferred Stock, redemption value $11,358,000. Authorized 25,000
  shares; issued and outstanding 10,428 shares ................................                     --             11,358,000
Stockholders' equity (deficit):
  Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares;
    issued and outstanding 18,572 shares ......................................                     --             20,229,000
  Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 4,452,264 and 995,000 shares at June 30, 1998 and
    March 31, 1999, respectively ..............................................                 42,000                 10,000
  Additional paid-in capital ..................................................             14,498,000                985,000
  Retained earnings (accumulated deficit) .....................................             29,066,000            (88,839,000)
                                                                                         -------------          -------------
                      Total stockholders' equity (deficit) ....................             43,606,000            (67,615,000)
Commitments and contingencies .................................................
Subsequent events .............................................................
                                                                                         -------------          -------------
                                                                                         $  88,323,000          $ 109,759,000
                                                                                         =============          =============


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              THREE MONTH PERIODS                 NINE MONTH PERIODS
                                                                ENDED MARCH 31,                      ENDED MARCH 31,
                                                       --------------------------------      -------------------------------
                                                            1998               1999               1998              1999
                                                       -------------      -------------      -------------     -------------
Revenues .........................................     $  19,731,000      $  30,899,000      $  71,818,000     $ 102,896,000
Cost of revenues .................................        14,281,000         21,670,000         50,874,000        72,266,000
                                                       -------------      -------------      -------------     -------------
  Gross profit ...................................         5,450,000          9,229,000         20,944,000        30,630,000
General and administrative expenses ..............         4,154,000          6,468,000         13,965,000        29,964,000
Other operating income (expense), net ............          (271,000)           427,000            416,000           867,000
                                                       -------------      -------------      -------------     -------------
  Earnings before interest expense and
    income taxes .................................         1,025,000          3,188,000          7,395,000         1,533,000
Interest expense .................................           208,000          3,954,000            697,000        10,486,000
                                                       -------------      -------------      -------------     -------------
  Earnings (loss) before income taxes ............           817,000           (766,000)         6,698,000        (8,953,000)
Income taxes .....................................           395,000           (138,000)         2,978,000        (1,791,000)
                                                       -------------      -------------      -------------     -------------
Net earnings (loss) ..............................           422,000           (628,000)         3,720,000        (7,162,000)
                                                       -------------      -------------      -------------     -------------
Accretion of preferred stock to redemption value .              --             (632,000)              --          (1,645,000)
Accrual of cumulative dividends on preferred stock              --             (638,000)              --          (1,657,000)
                                                       -------------      -------------      -------------     -------------
Net earnings (loss) available to common
  Stockholders ...................................     $     422,000      $  (1,898,000)     $   3,720,000     $ (10,464,000)
                                                       =============      =============      =============     =============

Earnings (loss) per share:
  Basic ..........................................     $        0.10      $       (1.91)     $        0.87     $       (7.35)
  Diluted ........................................     $        0.10      $       (1.91)     $        0.85     $       (7.35)
Number of shares used in per share computations:
  Basic ..........................................         4,273,833            995,000          4,278,579         1,424,004
  Diluted ........................................         4,353,012            995,000          4,357,758         1,424,004


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  NINE MONTH PERIODS
                                                                                                    ENDED MARCH 31,
                                                                                           -----------------------------------
                                                                                                1998                  1999
                                                                                           -------------         -------------

Cash flows from operating activities:
  Net earnings (loss) .............................................................        $   3,720,000         $  (7,162,000)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization ................................................            6,397,000             8,374,000
     Amortization of debt issuance costs ..........................................                 --                 592,000
     Provision for doubtful accounts ..............................................               (3,000)              264,000
     Provision for deferred taxes .................................................              (18,000)              511,000
     Gains on sale of assets ......................................................             (103,000)             (335,000)
     Changes in assets and liabilities, net of effects of acquisitions
        Receivables ...............................................................            1,612,000            (3,704,000)
        Inventories, prepaid expenses and other assets ............................             (589,000)              (68,000)
        Costs and estimated earnings in excess of billings on uncompleted contracts             (229,000)              798,000
        Trade accounts payable and accrued liabilities ............................              (54,000)           (1,450,000)
        Billings in excess of costs and estimated earnings on uncompleted contracts              853,000              (441,000)
        Accrued compensation ......................................................            1,476,000            (5,233,000)
                                                                                           -------------         -------------
            Net cash provided by (used in) operating activities ...................           13,062,000            (7,854,000)
                                                                                           -------------         -------------
Cash flows from investing activities:
  Proceeds from sale of assets ....................................................              924,000               723,000
  Capital expenditures ............................................................          (10,013,000)          (10,421,000)
  Acquisitions of Daley Concrete Cutting and Lipscomb
    Concrete Cutting, net of cash acquired ........................................                 --              (6,724,000)
                                                                                           -------------         -------------
            Net cash used in investing activities .................................           (9,089,000)          (16,422,000)
                                                                                           -------------         -------------
Cash flows from financing activities:
  Borrowings under long-term debt .................................................           17,681,000            38,795,000
  Repayments of long-term debt ....................................................          (21,518,000)          (25,447,000)
  Paydown on notes payable to stockholders ........................................             (750,000)             (405,000)
  Book overdraft ..................................................................                 --               1,912,000
  Borrowings on Senior Notes ......................................................                 --             100,000,000
  Debt issuance costs .............................................................                 --              (5,935,000)
  Proceeds from issuance of common stock ..........................................                 --                 399,000
  Repurchase of common stock ......................................................              (56,000)          (93,050,000)
  Issuance of Series A Preferred Stock ............................................                 --              10,428,000
  Issuance of Series B Preferred Stock ............................................                 --                 236,000
                                                                                           -------------         -------------
            Net cash provided by (used in) financing activities ...................           (4,643,000)           26,933,000
                                                                                           -------------         -------------
            Net increase (decrease) in cash and cash equivalents ..................             (670,000)            2,657,000
Cash and cash equivalents at beginning of period ..................................              676,000               234,000
                                                                                           -------------         -------------
Cash and cash equivalents at end of period ........................................        $       6,000         $   2,891,000
                                                                                           =============         =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Income taxes ....................................................................        $   2,552,000         $        --
                                                                                           =============         =============
  Interest ........................................................................        $     764,000         $   7,564,000
                                                                                           =============         =============

Supplemental disclosure of noncash investing and financing activities:
Borrowings related to the acquisition of assets ...................................        $   1,554,000         $     876,000
                                                                                           =============         =============

Issuance of Senior Exchangeable Preferred Stock in connection with the
  Recapitalization Mergers ........................................................                 --           $  10,000,000
                                                                                           =============         =============

Accretion of Preferred Stock to redemption value ..................................                 --           $   1,645,000
                                                                                           =============         =============

Accrual of cumulative dividends on preferred stock ................................                 --           $   1,657,000
                                                                                           =============         =============

Issuance of Series B Preferred Stock ..............................................                 --           $  18,335,000
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

                                 MARCH 31, 1999
                                   (UNAUDITED)


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

    Results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Registration statement on Form S-4 as of and for the year ended June 30, 1998.

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

    The following table sets forth the calculation of diluted earnings (loss) per share for the three and nine month periods ended March 31, 1999 and 1998:

                                                           THREE MONTH PERIODS ENDED                  NINE MONTH PERIODS ENDED
                                                                   MARCH 31,                                  MARCH 31,
                                                                  (UNAUDITED)                                (UNAUDITED)
                                                        --------------------------------         --------------------------------
                                                            1998                1999                 1998                1999
                                                        ------------        ------------         ------------        ------------
Net earnings (loss) available to common
shareholders ...................................        $    422,000        $ (1,898,000)        $  3,720,000        $(10,464,000)
                                                        ============        ============         ============        ============

Weighted average shares - basic ................           4,273,833             995,000            4,278,579           1,424,004
Plus incremental  shares from assumed conversion
of stock options ...............................              79,179                --                 79,179                --
                                                        ------------        ------------         ------------        ------------
Weighted average shares - dilutive .............           4,353,012             995,000            4,357,758           1,424,004
                                                        ============        ============         ============        ============
Diluted earnings (loss)  per share .............        $        .10        $      (1.91)        $        .85        $      (7.35)
                                                        ============        ============         ============        ============

   There are no stock options outstanding at March 31, 1999.

CASH EQUIVALENTS

    All highly liquid debt instruments with original maturities with three months or less are considered to be cash equivalents.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' balances to conform to the current presentation.

(2) SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

    On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. As of March 31, 1999 the Company was in compliance with all such covenants.

LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                           JUNE 30,           MARCH 31,
                                                                                             1998               1999
                                                                                         -----------        -----------
The Company had a secured bank line of credit with the Company's principal bank
   for working capital purposes which was repaid in full on August 4, 1998 ......         13,860,000               --
Note payable secured by certain equipment, bearing interest at 6.0%; payable in annual principal and interest installments of $208,000; all unpaid principal
   and interest due June 4, 2000 ................................................            381,000            381,000
Note payable secured by property in Austin, Texas, bearing interest at 10.0%;
   payable in monthly principal and interest installments of $1,815; all unpaid
   principal and interest due November 1, 2021 ..................................            197,000            195,000
Note payable secured by certain equipment, bearing interest at 5.51%; payable in two installments of principal and interest of $2,000,000 due on April 29,
   1999 and 2000 ................................................................          3,692,000          3,692,000
Note payable, bearing interest at 6.00%; payable on November 1, 1999 ............               --              876,000
$20,000,000 Term Loan secured by certain assets of the Company; principal payments of $750,000 per quarter commencing September 15, 2000 through June
   15, 2001, $1,250,000 per quarter through June 15, 2002 and $1,500,000 per quarter through June 15, 2004. The Company may elect to maintain the Term
   Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid
   principal and interest is due June 15, 2004 ..................................               --           20,000,000
Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company may elect to maintain the Revolving Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest
   is due June 15, 2004 .........................................................               --            7,500,000
Other ...........................................................................             29,000             39,000
                                                                                         -----------        -----------

                                                                                          18,159,000         32,683,000
Less current installments of long-term debt .....................................          2,034,000          2,860,000
                                                                                         -----------        -----------

Long-term debt, excluding current installments ..................................        $16,125,000        $29,823,000
                                                                                         ===========        ===========

The weighted average interest rate for the borrowings under the revolving credit agreement was 7.21% at March 31, 1999. The interest rate on the $20,000,000 term loan was 7.25% at March 31, 1999.

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

    The following unaudited pro forma financial information presents the combined results of operations of the Company and HSI for the nine months ended March 31, 1998, as if the acquisition had occurred as of the beginning of that period, after giving affect to certain adjustments, including amortization of goodwill and increased interest expense on debt related to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HSI constituted a single entity during such period.

                                                            NINE MONTHS
                                                               ENDED
                                                             MARCH 31,
                                                               1998
                                                            -----------
Revenues............................................        $83,599,000

Net earnings........................................        $ 4,359,000


Earnings per share:
   Basic............................................               1.02
   Diluted..........................................               1.00
Weighted average number of shares outstanding:
   Basic............................................          4,278,579
   Diluted..........................................          4,357,750

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

(6) SUBSEQUENT EVENTS

    On April 2, 1999, Penhall Company acquired the assets of Diamond Concrete Services for approximately $400,000 in cash. Diamond Concrete Services operates out of offices in Birmingham and Mobile, Alabama and is a provider of rental equipment used for concrete sawing and drilling. Additionally, Penhall Company has agreed to purchase substantially all of the equipment and inventory of Prospect Drilling and Sawing for approximately $1.9 million. The acquisition is expected to be complete in early June 1999. Prospect Drilling and Sawing operates out of offices in Minnesota and Wisconsin and performs concrete demolition services including drilling, wall sawing, concrete removal, flat sawing and concrete patching. Both acquisitions will be accounted for using the purchase method of accounting.

(7) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

    The condensed consolidating financial information presents condensed financial statements as of June 30, 1998 and for the three month and nine month periods ended March 31, 1998 of:

    a) Penhall Rental Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

    b)  the Subsidiaries (Penhall International Corp. and Penhall Company)

    c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

    d)  the Company on a consolidated basis.

    The condensed consolidating financial information presents condensed financial statements as of March 31, 1999 and for the three month and nine month periods ended March 31, 1999 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                   JUNE 30, 1998
                                    -------------------------------------------------------------------------------
                                       PENHALL         PENHALL
                                    INTERNATIONAL       RENTAL           PENHALL
                                        CORP.            CORP.           COMPANY       ELIMINATIONS    CONSOLIDATED
                                    ------------     ------------     ------------     ------------    ------------
ASSETS
  Current assets:
  Receivables, net .........        $  4,648,000     $  2,399,000     $ 22,265,000                     $ 29,312,000
  Inventories ..............             169,000               --        1,289,000                        1,458,000
  Costs and estimated
   earnings in excess of
   billings on uncompleted
   contracts ...............             174,000               --          802,000                          976,000
  Intercompany assets ......           2,518,000       16,075,000        8,946,000     $(27,539,000)             --
  Other current assets .....             309,000          700,000          786,000                        1,795,000
                                    ------------     ------------     ------------     ------------    ------------
     Total current assets ..           7,818,000       19,174,000       34,088,000      (27,539,000)     33,541,000
  Net property, plant and
   equipment ...............           4,729,000        8,844,000       31,434,000                       45,007,000
  Other assets, net ........             561,000        1,006,000        8,208,000                        9,775,000
  Investment in subsidiaries                  --       44,525,000               --      (44,525,000)             --
                                    ------------     ------------     ------------     ------------    ------------
                                    $ 13,108,000     $ 73,549,000     $ 73,730,000     $(72,064,000)   $ 88,323,000
                                    ============     ============     ============     ============    ============

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Current installments of
   long-term debt and notes
   payable to stockholders .        $    185,000     $    132,000     $  1,848,000                     $  2,165,000
  Trade accounts payable ...             844,000            7,000        6,681,000                        7,532,000
  Accrued liabilities ......             961,000        4,243,000        3,837,000                        9,041,000
  Billings in excess of
   costs and estimated
   earnings on uncompleted
   contracts ...............             147,000                           518,000                          665,000
  Intercompany liabilities .           3,306,000        6,834,000       17,399,000     $(27,539,000)             --
                                    ------------     ------------     ------------     ------------    ------------
     Total current
       liabilities .........           5,443,000       11,216,000       30,283,000      (27,539,000)     19,403,000
  Long-term debt, excluding
   current portion .........             196,000       14,356,000        1,847,000                       16,399,000
  Deferred tax liabilities .             581,000         (935,000)       3,963,000                        3,609,000
  Accrued compensation .....                  --        5,306,000               --                        5,306,000
  Stockholders' equity .....           6,888,000       43,606,000       37,637,000      (44,525,000)     43,606,000
                                    ------------     ------------     ------------     ------------    ------------
                                    $ 13,108,000     $ 73,549,000     $ 73,730,000     $(72,064,000)   $ 88,323,000
                                    ============     ============     ============     ============    ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                                                       MARCH 31, 1999
                                 -----------------------------------------------------------------------------------------
                                    PENHALL             PENHALL
                                 INTERNATIONAL          RENTAL             PENHALL
                                     CORP.               CORP.             COMPANY         ELIMINATIONS       CONSOLIDATED
                                 -------------       -------------      -------------      ------------       ------------
ASSETS
  Current assets:
  Receivables, net ..........     $   4,462,000      $      18,000      $  29,724,000                         $  34,204,000
  Inventories ...............                --                 --          1,904,000                             1,904,000
  Costs and estimated
   earnings in excess of
   billings on uncompleted
   contracts ................                --                 --            178,000                               178,000
  Intercompany assets .......        56,171,000         20,939,000          9,635,000      $ (86,745,000)                --
  Other current assets ......           178,000          2,820,000          2,042,000                             5,040,000
                                  -------------      -------------      -------------      -------------      -------------
     Total current assets ...        60,811,000         23,777,000         43,483,000        (86,745,000)        41,326,000

  Net property, plant and
   equipment ................                --          9,280,000         43,461,000                            52,741,000
  Other assets, net .........         5,841,000                 --          9,851,000                            15,692,000
  Investment in parent ......                --          4,001,000                 --         (4,001,000)                --
  Investment in subsidiaries         22,178,000                 --                 --        (22,178,000)                --
                                  -------------      -------------      -------------      -------------      -------------
                                  $  88,830,000      $  37,058,000      $  96,795,000      $(112,924,000)     $ 109,759,000
                                  =============      =============      =============      =============      =============

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
  Current installments of
   long-term debt and notes
   payable to stockholders ..     $          --      $       2,000      $   2,858,000                         $   2,860,000
  Trade accounts payable ....                --           (338,000)         8,425,000                             8,087,000
  Accrued liabilities .......         2,298,000             21,000          7,416,000                             9,735,000
  Billings in excess of
   costs and estimated
   earnings on uncompleted
   contracts ................                --                 --            224,000                               224,000
  Intercompany liabilities ..                --         60,311,000         26,434,000        (86,745,000)                --
                                  -------------      -------------      -------------      -------------      -------------
     Total current
       liabilities ..........         2,298,000         59,996,000         45,357,000        (86,745,000)        20,906,000

  Long-term debt, excluding
   current portion ..........        27,500,000            214,000          2,109,000                            29,823,000
  Senior Notes ..............       100,000,000                 --                 --                           100,000,000
  Deferred tax liabilities ..           573,000           (267,000)         4,266,000                             4,572,000
  Accrued Compensation ......                --                 --                 --                                    --
  Senior Exchangeable
    Preferred Stock .........        10,715,000                 --                 --                            10,715,000
  Series A Preferred Stock ..        11,358,000                 --                 --                            11,358,000
  Stockholders' equity
    (deficit) ...............       (63,614,000)       (22,885,000)        45,063,000        (26,179,000)       (67,615,000)
                                  -------------      -------------      -------------      -------------      -------------
                                  $  88,830,000      $  37,058,000      $  96,795,000      $(112,924,000)     $ 109,759,000
                                  =============      =============      =============      =============      =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTH PERIOD ENDED MARCH 31, 1998
                                 -----------------------------------------------------------------------------------
                                    PENHALL           PENHALL
                                 INTERNATIONAL        RENTAL           PENHALL
                                     CORP.             CORP.           COMPANY        ELIMINATIONS      CONSOLIDATED
                                 -------------    ------------      ------------      ------------      ------------
Revenues.....................    $  4,199,000     $    749,000      $ 15,532,000      $   (749,000)     $ 19,731,000
Cost of revenues.............       2,851,000          (71,000)       11,501,000                          14,281,000
                                 ------------     ------------      ------------      ------------      ------------
  Gross profit...............       1,348,000          820,000         4,031,000          (749,000)        5,450,000
General and administrative
  expenses...................         863,000        1,290,000         2,549,000          (548,000)        4,154,000
Other operating income, net..          10,000            1,000          (282,000)                           (271,000)
Equity earnings in
 subsidiaries................              --        1,007,000                --        (1,007,000)               --
                                 ------------     ------------      ------------      ------------      ------------
  Earnings before interest
   expense and income taxes..         495,000          538,000         1,200,000        (1,208,000)        1,025,000
Interest expense.............          60,000          210,000           139,000          (201,000)          208,000
                                 ------------     ------------      ------------      ------------      ------------
  Earnings before income
   taxes.....................         435,000          328,000         1,061,000        (1,007,000)          817,000
Income taxes.................         174,000          (94,000)          315,000                             395,000
                                 ------------     ------------      ------------      ------------      ------------
Net earnings.................    $    261,000     $    422,000      $    746,000      $ (1,007,000)     $    422,000
                                 ============     ============      ============      ============      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTH PERIOD ENDED MARCH 31, 1999
                                 -----------------------------------------------------------------------------------
                                    PENHALL           PENHALL
                                 INTERNATIONAL        RENTAL           PENHALL
                                     CORP.             CORP.           COMPANY        ELIMINATIONS      CONSOLIDATED
                                 -------------     ------------      ------------     ------------      ------------
Revenues.....................     $        --      $    316,000      $ 30,899,000     $   (316,000)     $ 30,899,000
Cost of revenues.............          (2,000)               --        21,672,000                         21,670,000
                                 ------------      ------------      ------------     ------------      ------------
  Gross profit...............           2,000           316,000         9,227,000         (316,000)        9,229,000
General and administrative
  expenses...................         274,000           (32,000)        6,543,000         (317,000)        6,468,000
Other operating income, net..              --           216,000           211,000                            427,000
Equity earnings in
 subsidiaries................       1,616,000                --                --       (1,616,000)               --
                                 ------------      ------------      ------------     ------------      ------------
  Earnings before interest
   expense and income taxes..       1,344,000           564,000         2,895,000       (1,615,000)        3,188,000
Interest expense.............       3,782,000             2,000           170,000               --         3,954,000
                                 ------------      ------------      ------------     ------------      ------------
  Earnings (loss) before
   income taxes..............      (2,438,000)          562,000         2,725,000       (1,615,000)         (766,000)
Income taxes.................      (1,810,000)          159,000         1,513,000                           (138,000)
                                 ------------      ------------      ------------     ------------      ------------
Net earnings.................    $   (628,000)     $    403,000      $  1,212,000     $ (1,615,000)     $   (628,000)
                                 ============      ============      ============     ============      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      NINE MONTH PERIOD ENDED MARCH 31, 1998
                                ----------------------------------------------------------------------------------
                                   PENHALL         PENHALL
                                INTERNATIONAL      RENTAL            PENHALL
                                    CORP.           CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                -------------    ------------      ------------     ------------      ------------
Revenues ..................     $ 14,408,000     $  2,349,000      $ 57,410,000     $ (2,349,000)     $ 71,818,000
Cost of revenues ..........        9,760,000          (48,000)       41,162,000                         50,874,000
                                ------------     ------------      ------------     ------------      ------------
  Gross profit ............        4,648,000        2,397,000        16,248,000       (2,349,000)       20,944,000
General and administrative
  expenses ................        2,837,000        3,021,000         9,773,000       (1,666,000)       13,965,000
Other operating income, net          143,000            5,000           268,000                            416,000
Equity earnings in
 subsidiaries .............               --        4,864,000                --       (4,864,000)               --
                                ------------     ------------      ------------     ------------      ------------
  Earnings before interest
   expense and income taxes        1,954,000        4,245,000         6,743,000       (5,547,000)        7,395,000
Interest expense ..........          207,000          683,000           490,000         (683,000)          697,000
                                ------------     ------------      ------------     ------------      ------------
  Earnings before income
   taxes ..................        1,747,000        3,562,000         6,253,000       (4,864,000)        6,698,000
Income taxes ..............          725,000         (158,000)        2,411,000                          2,978,000
                                ------------     ------------      ------------     ------------      ------------
Net earnings ..............     $  1,022,000     $  3,720,000      $  3,842,000     $ (4,864,000)     $  3,720,000
                                ============     ============      ============     ============      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             NINE MONTH PERIOD ENDED MARCH 31, 1999
                                 ---------------------------------------------------------------------------------------
                                    PENHALL            PENHALL
                                 INTERNATIONAL         RENTAL             PENHALL
                                     CORP.              CORP.             COMPANY        ELIMINATIONS       CONSOLIDATED
                                 -------------      -------------      -------------     -------------      -------------
Revenues ...................     $   5,905,000      $     927,000      $  96,991,000     $    (927,000)     $ 102,896,000
Cost of revenues ...........         3,569,000              5,000         68,692,000                           72,266,000
                                 -------------      -------------      -------------     -------------      -------------
  Gross profit .............         2,336,000            922,000         28,299,000          (927,000)        30,630,000
General and administrative
 expenses ..................         1,408,000         12,330,000         17,177,000          (951,000)        29,964,000
Other operating income, net             29,000            959,000            579,000          (700,000)           867,000
Equity earnings (loss) in
 subsidiaries ..............          (322,000)                --                 --           322,000                 --
                                 -------------      -------------      -------------     -------------      -------------
  Earnings (loss) before
   interest expense and
   income taxes ............           635,000        (10,449,000)        11,701,000          (354,000)         1,533,000
Interest expense ...........         9,848,000            166,000            449,000            23,000         10,486,000
                                 -------------      -------------      -------------     -------------      -------------
  Earnings (loss) before
   income  taxes ...........        (9,213,000)       (10,615,000)        11,252,000          (377,000)        (8,953,000)
Income taxes ...............        (2,751,000)        (2,865,000)         3,825,000                --         (1,791,000)
                                 -------------      -------------      -------------     -------------      -------------
Net earnings (loss) ........     $  (6,462,000)     $  (7,750,000)     $   7,427,000     $    (377,000)     $  (7,162,000)
                                 =============      =============      =============     =============      =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                   (UNAUDITED)


                                                            NINE MONTH PERIOD ENDED MARCH 31, 1999
                                       ---------------------------------------------------------------------------------
                                          PENHALL          PENHALL
                                       INTERNATIONAL       RENTAL           PENHALL
                                           CORP.            CORP.           COMPANY       ELIMINATIONS     CONSOLIDATED
                                       -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
 operating activities ............     ($ 12,023,000)   ($ 13,830,000)   $  18,699,000    ($    700,000)   ($  7,854,000)
                                       -------------    -------------    -------------    -------------    -------------
Cash flows from investing
 activities:
  Proceeds from sale of assets ...            82,000          360,000          281,000                           723,000
  Capital expenditures ...........          (848,000)        (923,000)      (8,650,000)                      (10,421,000)
  Acquisitions of Daley Concrete
  Cutting and Lipscomb Concrete
  Cutting, net of cash acquired ..                                          (6,724,000)                       (6,724,000)
                                       -------------    -------------    -------------    -------------    -------------
        Net cash used in
         investing activities ....          (766,000)        (563,000)     (15,093,000)              --      (16,422,000)
                                       -------------    -------------    -------------    -------------    -------------

Cash flows from financing
activities:
  Due to (from) affiliates .......       (26,210,000)      31,113,000       (4,903,000)                               --
  Book overdraft .................                           (346,000)       2,258,000                         1,912,000
  Borrowings under long-term debt         36,050,000        2,754,000                                         38,795,000
  Repayments of long-term debt ...        (8,550,000)     (16,611,000)        (286,000)                      (25,447,000)
  Paydown on notes payable to
   stockholders ..................                           (405,000)                                          (405,000)
  Borrowings on Senior Notes .....       100,000,000                                                         100,000,000
  Debt issuance costs ............        (5,714,000)                         (221,000)                       (5,935,000)
  Dividends paid .................          (700,000)                                           700,000               --
  Proceeds from issuance of common
   stock .........................           399,000                                                             399,000
  Repurchase of common stock .....       (93,050,000)                                                        (93,050,000)
  Issuance of Series A Preferred
   Stock .........................        10,428,000                                                          10,428,000
  Issuance of Series B Preferred
   Stock .........................           236,000                                                             236,000
                                       -------------    -------------    -------------    -------------    -------------
        Net cash provided by
         (used in) financing
         activities ..............        12,889,000       16,496,000       (3,152,000)         700,000       26,933,000
                                       -------------    -------------    -------------    -------------    -------------
        Net increase (decrease)
         in cash and cash
         equivalents .............           100,000        2,103,000          454,000               --        2,657,000
Cash and cash equivalents at
 beginning of period .............          (100,000)         542,000         (208,000)                          234,000
                                       -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents at end
 of period .......................     $          --    $   2,645,000    $     246,000    $          --    $   2,891,000
                                       =============    =============    =============    =============    =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                   NINE MONTH PERIOD ENDED MARCH 31, 1998
                                          ------------------------------------------------------------------------------------
                                             PENHALL           PENHALL
                                          INTERNATIONAL        RENTAL           PENHALL
                                              CORP.             CORP.           COMPANY         ELIMINATIONS      CONSOLIDATED
                                          ------------      ------------      ------------      ------------      ------------
Net cash provided by
 operating activities                     $    704,000      $  2,068,000      $ 10,290,000                        $ 13,062,000
                                          ------------      ------------      ------------      ------------      ------------
Cash flows from investing
 activities:
  Proceeds from sale of assets .                67,000            86,000           771,000                             924,000
  Capital expenditures                      (1,015,000)         (714,000)       (8,284,000)                        (10,013,000)
                                          ------------      ------------      ------------      ------------      ------------
        Net cash used in
         investing activities                 (948,000)         (628,000)       (7,513,000)               --        (9,089,000)
                                          ------------      ------------      ------------      ------------      ------------

Cash flows from financing activities:
  Due to (from) affiliates                     244,000         3,059,000        (3,303,000)                                 --
  Borrowings under long-term debt                             17,681,000                                            17,681,000
  Repayments of long-term debt .                             (21,518,000)                                          (21,518,000)
  Paydown on notes payable to
   stockholders                                                 (750,000)                                             (750,000)
  Repurchase of common stock                                     (56,000)                                              (56,000)
                                          ------------      ------------      ------------      ------------      ------------
        Net cash provided by
         (used in) financing
         activities                            244,000        (1,584,000)       (3,303,000)               --        (4,643,000)
                                          ------------      ------------      ------------      ------------      ------------
        Net increase (decrease)
         in cash and cash
         equivalents                                --          (144,000)         (526,000)               --          (670,000)
Cash and cash equivalents at
 beginning of period                                --           150,000           526,000                             676,000
                                          ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents at
 end of period                            $         --      $      6,000      $         --      $         --      $      6,000
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

    The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected seven strategic acquisitions, including Concrete Coring Company, an Austin-based company acquired in 1995, Zig Zag Company, a Denver-based company acquired in 1996, Metro Concrete Cutting, an Atlanta-based company acquired in 1996, HSI, a Minnesota-based company acquired in April 1998, Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998, Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998 and Diamond Drilling, an Alabama-based company acquired in April 1999. During the same period, Penhall established operations in four new markets by opening offices in Las Vegas, Salt Lake City, Portland and Dallas.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues. Revenues for the three months ended March 31, 1999 ("Interim 1999") were $30.9 million, an increase of $11.2 million or 56.6% over the three months ended March 31, 1998 ("Interim 1998"). The growth in revenues is attributable to the acquisitions of HSI, Daley Concrete Cutting and Lipscomb Concrete Cutting, which added $5.7 million of revenues in Interim 1999, strength in the Company's operated equipment rental business in most of the markets it serves, and the adverse impact that weather conditions had on Interim 1998's revenues.

    The Company operated through 30 locations in eleven states at March 31, 1999, compared to 21 locations in eight states at March 31, 1998. The Company's equipment fleet grew from 490 to 644 or 31.4% during this period.

Gross Profit. Gross profit totaled $9.2 million in Interim 1999, an increase of $3.8 million or 69.3% from Interim 1998. Gross profit as a percentage of revenues increased from 27.6% in Interim 1998 to 29.9% in Interim 1999. The increase in gross profit as percentage of revenues was primarily attributable to improved margins on contract services revenues and high equipment utilization in Interim 1999.

General and Administrative Expenses. General and administrative expenses for Interim 1999 were $6.5 million, an increase of $2.3 million or 55.7% from Interim 1998. The increase in these costs was caused by general and administrative costs of HSI, Daley Concrete Cutting and Lipscomb concrete cutting, all of which were included in Interim 1999 but not in Interim 1998. After adjusting for the impact of these costs, general and administrative expenses were $5.7 million, a 37.2% increase from Interim 1998. The remaining increase is primarily attributable to higher bonus expense in Interim 1999 as compared to Interim 1998.

Earnings Before Interest Expense and Income Taxes. Earnings before interest and income taxes increased $2.2 million or 211.0% from $1.0 million in Interim 1998 to $3.2 million in Interim 1999. This increase was primarily attributable to increased revenues and higher gross profit margin in Interim 1999 as compared to Interim 1998.

Interest Expense. Interest expense in Interim 1999 was $4.0 million, an increase of $3.7 million over Interim 1998. The substantial increase in interest expense was directly attributable to the issuance of $100.0 million of Senior Notes, the incurrence of $20.0 million of Term Loans, and borrowings of $7.5 million under the revolving credit agreement.

Income Taxes. The effective tax rate changed from 48.4% of earnings before income taxes in Interim 1998 to 18.0% of loss before income taxes in Interim 1999. The lower effective tax rate in Interim 1999 is primarily attributable to reorganization costs related to the Transactions, which are not deductible for tax purposes.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

Revenues. Revenues for the nine months ended March 31, 1999 (Interim 1999) were $102.9 million, an increase of $31.1 million, or 43.3%, over the nine months ended March 31, 1998 ( Interim 1998). The increase was primarily attributable to the acquisitions of HSI in April 1998, Daley Concrete Cutting in October 1998 and Lipscomb Concrete Cutting in November 1998 and general strength in the construction markets that the Company serves. The acquisitions contributed $18.3 million of that increase. Also contributing to the improvement was significantly better weather conditions in November through March of Interim 1999.

Gross Profit. Gross profit totaled $30.6 million in Interim 1999, an increase of $9.7 million, or 46.2%, from Interim 1998. Gross profit as a percentage of revenues increased to 29.8% for Interim 1999, from 29.2% for Interim 1998. The increase in gross profit as a percentage of revenues was primarily attributable to higher equipment utilization in Interim 1999.

General and Administrative Expenses. General and administrative expenses for Interim 1999 were $30.0 million, an increase of $16.0 million, or 114.6%, over Interim 1998. General and administrative expenses as a percentage of revenues increased from 19.4% for Interim 1998, to 29.1% for Interim 1999. The substantial increase in these costs was caused by an increase of $8.9 million in stock compensation costs triggered by the Transactions and $3.2 million of costs incurred with respect to the Mergers. After adjusting for the impact of these unusual transaction related costs and the general and administrative costs associated with the HSI, Daley and Lipscomb acquisitions, general and administrative expenses were approximately $15.4 million, an increase of $1.4 million.

Earnings before Interest Expense and Income Taxes. Earnings before interest and income taxes decreased from $7.4 million in Interim 1998 to $1.5 million in Interim 1999. The decrease in earnings before interest and income taxes during Interim 1999 was primarily attributable to the transaction costs discussed above. After adjusting for these transaction related costs earnings before interest and income taxes improved from $7.4 million in Interim 1998 to $13.6 million in Interim 1999, an increase of 83.9%.

Interest Expense. Interest expense in Interim 1999 was $10.5 million, an increase of $9.8 million over Interim 1998. The substantial increase in interest expense was directly attributable to the issuance of $100.0 million of Senior Notes, the incurrence of $20.0 million of Term Loans, and borrowings of $7.5 million under the revolving credit agreement in connection with the Transactions.

Income Taxes. The effective income tax rate decreased from 44.5% of earnings before income taxes for Interim 1998 to 20.0% of loss before income taxes for Interim 1999. The change in the effective tax rate was primarily attributable to approximately $1.3 million of reorganization costs related to the Transactions which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities for the nine months ended March 31, 1998 was $13.1 million compared to a use of cash in operations of $7.9 million for the nine months ended March 31, 1999. For the nine months ended March 31, 1999, the significant use of cash from operations primarily arose from the stock compensation expense of $8.9 million, $3.2 million in costs incurred with respect to the Mergers, disbursement of certain tax gross up payments to shareholders totaling approximately $2.9 million and a substantial increase in accounts receivable during that period.

    Management estimates that the Penhall Group's annual capital expenditures will be approximately $15.0 million for fiscal 1999, including replacement of equipment and purchases of new equipment.

    Cash used in investing activities for the nine months ended March 31, 1998 was $9.1 million as compared to $16.4 million for the nine months ended March 31, 1999. Such cash was primarily used for capital expenditures of $10.0 million for the nine months ended March 31, 1998 and $10.4 million for the same period in fiscal 1999. Also, in the nine months ended March 31, 1999 cash used in investing activities includes $6.7 million related to the acquisition of Daley Concrete Cutting and Lipscomb Concrete Cutting.

    Net cash used in financing activities for the nine months ended March 31, 1998 was $4.6 million as compared to cash provided by financing activities of $26.9 million for the same period in fiscal 1999. Financing activities of the Penhall Group are primarily the result of the Transactions for the nine months ended March 31, 1999 and borrowings and repayments of long-term debt.

    Historically, the Penhall Group has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of March 31, 1999, the Company and its subsidiaries had approximately $132.7 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $67.6 million.

    It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. As of March 31, 1999, $22.5 million of additional borrowings were available under the Revolving Credit Facility. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full at maturity. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuance's of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 4.75 to 1.0, 50% of such Excess Cash Flow.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

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

                                             YEARS ENDING JUNE 30,
                                 -----------------------------------------------
                                   1999       2000      2001      2002      2003    THEREAFTER      TOTAL       VALUE
                                 -------    -------   -------   -------   -------   ----------     -------     -------
                                                                 (IN THOUSANDS)
Fixed rate debt ...........            0          0         0         0         0     100,000      100,000      98,000
Average interest rate .....                                                                             12%

Variable rate LIBOR debt(1)            0      1,500     4,000     5,500     6,000      10,500       27,500      25,500
Current interest rate(1) ..                                                                           7.23


----------

(1) The Company has different interest rate options for its variable rate debt. See Footnote 2 in the condensed consolidated financial statements for additional information.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Penhall has established an informal Year 2000 task force, and has developed a plan which lists the milestones achieved and yet to be completed to become Year 2000 ready. A checklist of potential failure sources has been compiled and includes both information technology and embedded technology systems. Penhall has completed its assessment of its information technology and embedded technology systems and has identified and taken measures to correct potential failures in those systems, including a recent upgrade of the hardware and software components of its information technology system. Penhall is currently conducting the testing phase of its plan to determine whether the corrective measures which have been taken are adequate. Penhall has not incurred significant costs to date in connection with the Year 2000 issue and expects to be Year 2000 ready by June 30, 1999 without incurring significant additional costs. However, delays in the implementation of Year 2000 solutions, or the failure of Penhall's information technology or embedded technology systems to operate properly in the Year 2000, could have a material adverse effect on Penhall's business, results of operations or financial condition. Contingency plans have not been developed for all mission critical information and embedded technologies in the event Year 2000 readiness is not met. Penhall expects to have these contingency plans in place by June 30, 1999.

    Although Penhall is uncertain as to the extent its customers may be affected by Year 2000 issues that require commitment of significant resources and may cause disruptions in its customers' businesses, Penhall does not believe it has a material relationship with any one third party that would have a significant impact on Penhall if that third party was not Year 2000 ready.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Penhall International Corp.


                                       /s/   Martin W. Houge
                                       -------------------------
                                       Martin W. Houge
Date: May 14, 1999                     Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
 INDEX              DESCRIPTION
-------             -----------
  27.          Financial Data Schedule