Form 10-K405
period 1999-06-30
PENHALL INTERNATIONAL CORP
filed 1999-09-28
CIK 1070772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT

         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the year ended June 30, 1999

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                       Commission file number: [_________]

                           PENHALL INTERNATIONAL CORP.

                  (Exact name of registrant as specified in its charter)

                 Arizona                               86-0634394
             (State or other                        (I.R.S. Employer
             jurisdiction of                       Identification No.)
            incorporation or
              organization)

            1801 Penhall Way
           Anaheim, California                            92803
   (Address of registrant's principal                  (Zip Code)
           executive offices)

Registrant's telephone number, including area code:  (714) 772-6450

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].

        As of June 30, 1999, there were 994,477 shares of the registrant's common stock outstanding, all of which were owned by affiliates of the registrant.

                    Documents incorporated by reference: None

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Penhall consists of Penhall International Corporation, an Arizona Corporation, and two wholly-owned subsidiaries, Penhall Company and Penhall Rental Corporation., both California Corporations (collectively the "Company" or "Penhall"). Penhall was founded in 1957 and is one of the largest operated equipment rental providers in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators on an hourly or fixed-price quote basis ("Operated Equipment Rental Services") to serve construction, industrial, manufacturing, governmental and residential customers. In addition, Penhall complements its Operated Equipment Rental Services by providing the same type of services on a fixed-price contract basis for long-term projects. Penhall employs over 600 skilled operators and has 623 units in its diverse operated equipment rental fleet, which includes a broad selection of equipment ranging from smaller items such as diamond abrasive saws and coring units, to large equipment such as backhoes, excavators, water trucks and concrete grinders. Penhall provides its services from 32 locations in thirteen states, with a presence in some of the fastest growing states in terms of construction spending and population growth, including its primary market, California, as well as other strategic markets including Arizona, Colorado, Nevada, Texas, Georgia, North and South Carolina and Utah. Penhall has a diverse base of over 9,000 customers. With the exception of the California Department of Transportation, no one customer has accounted for more than 5% of its total revenue in any of the past five fiscal years. Penhall has a reputation for high quality service which results in a high degree of customer loyalty, and Management believes that a significant percent of its revenues are derived through repeat business from existing customers. Penhall has increased its revenues from $70.8 million in fiscal 1995 to $143.4 million in fiscal 1999 through 1) increased rental fleet utilization, and 2) increasing its rental equipment fleet.

        Through its skilled operators and equipment rental fleet, Penhall performs new construction, rehabilitation and demolition services in connection with infrastructure projects. For short duration assignments, typically lasting from several hours to a few weeks, Penhall generally provides Operated Equipment Rental Services on an hourly or fixed-price quote basis. Services provided in this manner include specialized work such as highway and airport runway grooving and asphalt cutting, as well as demolition work such as concrete breaking, removal and recycling. For longer duration projects, which may last from a few days to several years, Penhall provides services on a fixed-price contractual basis. Services provided in this manner include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. A majority of fixed-price contract revenues are derived from long-term highway projects, which have an average contract length of approximately ten months. Penhall strives to maximize utilization of its operated equipment rental fleet and uses its fixed-price contract services to
(i) market its Operated Equipment Rental Services, (ii) increase utilization of its operated equipment rental fleet and (iii) differentiate it from other equipment rental competitors. As part of a fixed-price contract project, Penhall is responsible for completion of an entire job or project, and typically employs its Operated Equipment Rental Services. On average, approximately 20% to 30% of Operated Equipment Rental Services revenues are generated from fixed-price contracts.

        The operated equipment rental industry is a specialized niche segment of the highly fragmented United States equipment rental industry. There are an estimated 17,000 equipment rental companies in the United States, and no single company represented more than 2% of total market revenues in 1996. According to industry sources, the United States equipment rental industry grew from approximately $600 million in revenues in 1982 to an estimated $18 billion in 1997, representing a CAGR of 23.7%. Management believes that the operated equipment rental industry has grown at a similar rate during this period. This growth has been driven primarily by construction spending and continued outsourcing of equipment needs by construction and industrial companies. While customers traditionally have rented equipment for specific purposes such as supplementing capacity during peak periods and in connection with special projects, customers are increasingly looking to rental operators to provide an ongoing, comprehensive supply of equipment, enabling such customers to benefit from the economic advantages and convenience of rental. The Highway Transportation Bill was approved by the President of the United States in June, 1998, which calls for approximately a 44% increase in national spending on highways and mass transit from current levels over the next five years and approximately a 58% increase in Penhall markets overall on a non-weighted average basis.

THE REORGANIZATION

        Penhall International, Inc., a California corporation ("PII") which, prior to the consummation of the Transactions (as defined below) conducted all its operations through Phoenix Concrete Cutting, Inc., an Arizona corporation (the "Company"), and the Penhall Company, a California corporation ("PenCo"). As of June 30, 1998, PII, the stockholders of PII, the Company, and Penhall Acquisition Corp., an Arizona Corporation (the "Issuer" or "PAC"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company formed PCC Merger Sub, a California corporation and wholly-owned subsidiary ("PCC Merger Sub"), which on August 4, 1998, was merged with and into PII (the "Reorganization Merger"), with the result that (i) PII continued as the surviving corporation, (ii) each stockholder of PII had his or her common equity in PII converted into common equity in the Company, (iii) PII received common equity in the Company approximately equal in value to the value of its common equity in the Company immediately prior to the consummation of the Reorganization Merger and (iv) the Company received common equity in PII such that the Company became the corporate parent of and owns all the outstanding capital stock of PII (which continues to hold all the outstanding capital stock of PenCo. Pursuant to the Merger Agreement, immediately following the Reorganization Merger, the Issuer merged with and into the Company (the "Recapitalization Merger" and, together with the Reorganization Merger, the "Mergers"), with the Company continuing as the surviving corporation (the "Surviving Corporation"). Prior to or simultaneously with the consummation of the Recapitalization Merger, the Issuer entered into a new senior secured credit facility (the "New Credit Facility") providing for $20.0 million of Term Loans (as defined therein) and up to $30.0 million of Revolving Loans (as defined therein), and all indebtedness of PII except $3.7 million of notes payable was repaid (the "Refinancing"). Following the consummation of the Mergers, the Company changed its corporate name to "Penhall International Corp." and PII changed its corporate name to "Penhall Rental Corp."

        The aggregate consideration paid upon consummation of the Recapitalization Merger (the "Merger Consideration") was approximately $136.2 million. Pursuant to the Merger Agreement, (i) certain management stockholders of PII (the "Existing Management Stockholders") agreed to convert a portion of the common equity in the Company received by them pursuant to the Reorganization Merger into $8.7 million of common and preferred equity of the Surviving Corporation (the "Equity Rollover"), (ii) the National Christian Charitable Foundation, Inc., a foundation formed by the Company's former majority shareholder received $10.0 million of preferred equity of the Surviving Corporation in lieu of $10.0 million of cash Merger Consideration otherwise payable to it in the Recapitalization Merger, and (iii) BRS and certain persons affiliated with BRS (together with BRS, the "BRS Entities") and the New Management Stockholders (consisting of certain existing management and certain new management shareholders) purchased $21.1 million and $0.2 million, respectively, of common and preferred equity of the Surviving Corporation (the "Equity Contribution" and, together with the Mergers, the Refinancing and the Equity Rollover, the "Recapitalization"). Following the consummation of the Recapitalization, the BRS Entities held approximately 62.5% of the Common stock, par value $.01 per share, of the Surviving Corporation ("Common stock"), 100.0% of the Series A Preferred stock, par value $.01 per share, of the Surviving Corporation ("Series A Preferred stock") and 43.3% of the Series B Preferred stock, par value $.01 per share, of the Surviving Corporation ("Series B Preferred stock"), the Management Stockholders held approximately 37.5% of the Common stock and 38.6% of the Series B Preferred stock, the Foundation held 100% of the Senior Exchangeable Preferred stock and PII held approximately 18.1% of the Series B Preferred stock.

        In connection with the Recapitalization the Issuer issued $100,000,000 of 12% Senior Notes due 2006 (the "Existing Notes"). As part of the Recapitalization, the Company became the successor obligor under the Exiting Notes. In order to satisfy certain obligations of the Company and the Guarantors (consisting of the Company's wholly-owned subsidiaries) contained in the Registration Rights Agreement, dated August 4, 1998 (the "Registration Rights Agreement") by and among the Issuer, the Company, the Guarantors, BT Alex. Brown Incorporated ("BTAB") and Credit Suisse First Boston (collectively with BTAB, the "Initial Purchasers") with respect to the initial sale of the Existing Notes, the Company offered to exchange an aggregate principal amount of up to $100,000,000 of its 12% Senior Notes due 2006 (the "New Notes") for a like principal amount of the Existing Notes outstanding in December 1998. The New Notes and the Existing Notes are hereinafter collectively referred to as the "Notes." The terms of the New Notes are identical in all material respects to those of the Existing Notes, except for certain transfer restrictions and registration rights relating to the Existing Notes. The New Notes were issued pursuant to, and are entitled to the benefits of, the Indenture (as defined) governing the Existing Notes.

        The foregoing transactions, the application of the proceeds therefrom and the payment of related fees and expenses, are collectively referred to herein as the "Transactions."

        Penhall was obligated to make approximately $3 million of tax gross-up payments to certain members of Management on or before September 15, 1998. The Company made such payments out of working capital on September 15, 1998. During the fiscal years ended June 30, 1998 and 1999, Penhall realized tax benefits of approximately $3 million in the form of reduced tax payment obligations or refunds of tax overpayments as a result of deductions for certain of such tax gross-up payments and deductions with respect to employee stock options.

RECENT DEVELOPMENTS

        Acquisition of HSI. In April 1998, Penhall purchased substantially all of the assets of Highway Services, Inc. ("HSI") for approximately $9.7 million plus the assumption of approximately $1.3 million of liabilities (the "HSI Acquisition"). Penhall paid approximately $6.0 million of the purchase price in cash, with the remainder payable in equal installments in April 1999 and 2000 pursuant to a $3.7 million secured promissory note, which bears interest at 5.5% per annum. In connection with the HSI Acquisition, certain stockholders of HSI purchased $1.0 million of PII's common stock. Based in Minnesota, HSI operates in approximately 25 states and is a national provider of construction services including grinding, grooving, sawing, sealing and pavement replacement. The HSI Acquisition has combined two of the largest grinding operations in the United States, and provides Penhall with a strong platform for growth in the Mid-West and the South.

        The Transportation Bill. On June 9, 1998, the President of the United States approved the approximately $216.0 billion transportation bill (the "Transportation Bill") which will increase spending by approximately 44% from current levels nationally, and approximately 58% overall on a non-weighted average basis in Penhall's markets, over the next five years and is aimed at financing the repair and new construction of roads, mass transit, bridges, bike paths, bus garages and other infrastructure in the United States. Approximately 80% of the proposed funding has been designated for maintenance and new construction of highways. Approximately 24% of total United States highway spending appropriated by the Transportation Bill will be allocated to Penhall's markets, and Management believes that the Transportation Bill represents a significant growth opportunity for the Penhall.

EQUIPMENT RENTAL FLEET

        Penhall owns and operates a well-maintained fleet of 623 units of operated equipment, including excavators, stompers, backhoes, compressors, "bobcats," crushing equipment, saws, drills and grinding and grooving equipment. Penhall also carries state-of-the-art manually-operated and remote-controlled breakers, which provide access to contaminated, hazardous or limited access areas and which have been used for hazardous projects such as the demolition of decommissioned nuclear power plants. The Company employs skilled operators, including trainees, for each piece of equipment it operates. The following table is a summary of Penhall's operated equipment rental fleet as of June 30, 1999:

                      DESCRIPTION                 QUANTITY
                      -----------                 --------
                      Diamonds                         332
                      Compressors                       92
                      Excavators                        31
                      Grinders                          16
                      Backhoes                          38
                      Bobcats                           46
                      Tankers                           23
                      Stompers                           9
                      Loaders                            4
                      Miscellaneous                     32
                                                  --------
                      Total Units                      623
                                                  ========

        In addition to its 623-unit operated equipment rental fleet, Penhall maintains an inventory of approximately 417 Bare Equipment Rentals which are rented out on an hourly, daily, weekly or monthly basis without skilled operators. Bare Equipment Rentals include personnel lifts, forklifts, front-end loaders and light towers. Each Penhall location has it's own shop and repair and maintenance staff that routinely maintains and repairs the equipment rental fleet.

SERVICES

        Penhall, through its operated equipment rental fleet and skilled operators, serves its customer base in a wide variety of infrastructure projects, including new construction, rehabilitation and demolition projects, and provides specialized services such as highway and airport runway grooving, asphalt cutting, concrete coring and demolition work. These services are available singly but are more commonly provided by Penhall in conjunction with other services necessary to their application to a particular project, including breaking, excavating, removing and recycling of construction materials. Penhall also provides services in connection with earthquake retrofit projects, particularly in California, which include retrofitting of highways, buildings, bridges and tunnels in order to bring them in compliance with more stringent earthquake safety laws. Moreover, as a result of the HSI Acquisition in April 1998, the Company is the largest provider of grinding services in the United States.

        Specialty Services:

        - Cutting. Cutting is the use of diamond abrasive saws to cut concrete and asphalt. This service is frequently utilized in new construction to provide rectangular openings in walls or floors, and is generally more efficient than framing and forming the opening while the concrete is being poured. Flat sawing also is commonly used in modifying existing structures and road rehabilitation.

        - Coring. Coring is the use of rotary drills to create holes ranging from less than one inch to 42 inches in diameter. This service is most frequently utilized both in new construction and in retrofit of existing facilities to create spaces needed for installation of ventilation ducts, conduits, electrical and other cables, and mechanical passageways. Coring is also used in the Company's earthquake retrofit projects.

        - Grinding. Grinding is the use of diamond abrasive grinders to mill away excess material as necessary to attain a uniform, level finish on flat surfaces, such as highways, airport runways and industrial floors. Grinding is also utilized as a maintenance process to extend the useful life of highways by evening the wear patterns caused by years of heavy traffic, to prevent cracking and subsequent failure of the surface.

        - Grooving. Grooving is the use of diamond abrasive groove cutting machines to provide safety grooving of flat services. This service is commonly provided in connection with the construction or modification of highways and airport runways and provides for better tire traction on these surfaces.

        - Sawing and Sealing. Sawing and sealing is the cutting of concrete and the introduction of high-strength epoxy cement and sealant into cracks or spaces to avoid water intrusion into the surface and to provide additional structural strength.

        Other Services:

        - Breaking. Breaking is the use of manually-operated or, in hostile environments, remotely-controlled high-energy hydraulic breaking equipment to remove concrete. This service was most visibly utilized by Penhall in the removal of large sections of the Nimitz Freeway in Oakland, California, following the 1989 earthquake, and in the removal of damaged freeway bridges and overpasses in southern California following the 1994 earthquake. Breaking equipment is more commonly used in less dramatic settings, such as interior renovation of industrial buildings to adapt them to a new use, and in removal of existing structures in preparation for redevelopment of the real estate has designed and used remotely-controlled breakers for modification and removal of facilities contaminated with radioactive material, such as nuclear power stations and development laboratories. Penhall is currently providing breaking services in connection with a large-scale project in Salt Lake City which calls for the breaking and removal of approximately 115 highway overpasses on U.S. Interstate 15 in order to widen the Interstate in preparation for the 2002 Olympic Games.

        - Clearing and Removal. Clearing and removal is the use of excavators and other heavy-duty equipment to remove broken concrete and other material from a site to a point of recycling or disposal.

        - Crushing and Recycling. Crushing and recycling is the use of specialized equipment to reduce the size of the material to a consistent specification, separating out the steel reinforcing material for sale as scrap, and providing an aggregate material suitable for use as construction fill material and roadbase material. Such recycling provides a valuable environmental benefit by conserving solid waste landfill space, and converting a waste into a usable product.

        - Compaction. Compaction is the preparation of subsoil base and fill materials to a specification suitable for new construction on the site. Compaction services typically are provided together with removal services in the site preparation process for new construction or redevelopment.

OPERATIONS

        Penhall provides the rental of operator assisted equipment through (i) Operated Equipment Rental Services, performed on an hourly as well as a fixed-price quote basis, and (ii) fixed-price contracts, in which Penhall is responsible for the completion of a particular project.

        Penhall's Operated Equipment Rental Services involve short duration assignments lasting from several hours to a few weeks and typically generate revenues of less than $7,500. Services provided on this basis include specialized work such as highway and airport runway grooving, asphalt cutting, and demolition work such as concrete breaking, removal, and recycling. Although all lines of equipment are rented for these types of projects, a given project will typically use only one piece of equipment. Operated Equipment Rental Services are typically provided on an hourly basis or for a project with pre-determined specifications, and Penhall quotes a bid to perform and invoice the customer for the project.

        Penhall's services are made available to customers through its 32 regional locations. Penhall maintains a basic equipment rental fleet and operators at each of its 32 locations. If necessary, equipment can be shipped from any of Penhall's locations to projects at remote sites. Rental fees for Penhall's equipment range from $90 to $400 per hour and encompass both the equipment and the operator's time.

        Penhall solicits and receives business over the telephone, by facsimile, by written purchase order or through Penhall Group salesmen. Each day Penhall's dispatcher at each location is responsible for the allocation of resources to meet the customer's service and timing requirements. The dispatcher matches all of the work requests for that day to available equipment and operators. Each of Penhall's skilled operators has an expertise with a particular piece of equipment. Depending on the requirements for that day, an operator may be assigned from one to four jobs on a given day. An operator's time is allocated by job through job tickets, which generate both payroll and customer billing data.

        Historically, Penhall has rented its equipment only in conjunction with the services of a Penhall employee as the operator. Recently, however, Penhall has started operating rental yards and offering Bare Equipment Rentals, or renting equipment without operators. To date, such Bare Equipment Rentals have not constituted a material part of Penhall's revenues

        Contract pricing utilizes the same equipment and services provided through its Operated Equipment Rental Services; however, these services involve longer duration assignments lasting from a few days to several years and may generates revenues of between $7,500 and $10,000,000. Services provided on this basis include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. Fixed-price contract projects typically use multiple types of equipment concurrently and require a Penhall supervisor to coordinate the safe and efficient function of Penhall's workmen and equipment. For fixed-price contract projects, Penhall typically employs the use of its Operated Equipment Rental Services as well as outside rental equipment and sub-contractors. Although Penhall has obtained contractor's licenses in approximately 13 states (not including 22 states, which do not require licensing), it typically provides its services in the capacity of a subcontractor under prime or general contracts in approximately half of its fixed-price contract projects.

        The majority of Penhall's fixed-price contracts are obtained through competitive bidding for general contractors. Penhall determines whether to bid on a project primarily on the basis of the type of work involved. Other factors, including the time of the project, Penhall's ongoing project schedule and any particular risks involved also affect Penhall's determination whether to bid on a project. In preparing a bid, Penhall's estimators analyze material, labor and all other cost components of the proposed project. Penhall also will make its own determination of the quantity of items needed for the project and assess any special risks involved. Penhall must specify in its bid a fixed-price per unit within the range of the estimated quantity to be provided under the contract. Generally, within this range, no adjustments in unit prices are made and Penhall is committed to provide the items at the fixed unit prices specified in its bid, and any unforeseen increase in the cost of the items over the prices bid is borne by the Penhall Group. Penhall has not borne a significant amount of cost increases in connection with its fixed-price contracting services.

        Penhall sometimes contracts directly with federal, state or local governments or agencies, and in addition some of its work performed for general contractors may relate to a general or prime contract with a governmental entity. Generally the contracting agency reserves the right to terminate the contract with the general contractor, without cause, for its own convenience. In that event, Penhall generally is entitled to be paid its costs for the work performed to the date of termination. Penhall has not historically experienced any material contract cancellations.

SALES AND MARKETING

        Penhall maintains a sales and estimating force of approximately 100 people, with at least two salespersons based at each of Penhall's operating locations calling on both new and existing customers. These salespeople provide estimates and prepare bids for projects. Management believes that its fixed-price contract services serve as a unique marketing tool for its Operated Equipment Rental Services and help to increase the utilization of Penhall's operated equipment rental fleet. Penhall also regularly participates in industry trade shows and conferences, and advertises in trade journals.

PURCHASING AND SUPPLIERS

        Penhall's size, status in the industry and relationships enable it to purchase equipment directly from manufacturers at prices and on terms that Penhall believes to be more favorable than are available to its smaller competitors. Penhall's procurement of equipment for its rental fleet is generally coordinated through its headquarters in Anaheim, California, while smaller inventory items are typically purchased at the divisional level. Penhall's suppliers must meet specified standards of quality and experience, and include well-known equipment manufacturers such as Caterpillar, John Deere, Ingersoll-Rand, Kenworth, General Motors Company and Ford Motor Company. The favorable pricing, service, training and information that Penhall receives from its suppliers represent what Penhall believes to be a significant competitive advantage. Management continually analyzes the effectiveness, quality and profitability of Penhall's equipment and addresses equipment procurement issues. Penhall maintains no long-term supply or purchasing contracts and believes that it could readily replace any of its existing suppliers if it were no longer advantageous to purchase equipment from such suppliers.

CUSTOMERS

        Most of Penhall's customers consist of highway, airport and building general contractors and subcontractors, and federal, state and municipal agencies in various construction, industrial, manufacturing, governmental and residential markets. Some of Penhall's major customers include the California Department of

Transportation, Wasatch Constructors, Turner Construction, San Diego Gas & Electric, Morrison Knudsen and Koll Construction Company. During fiscal 1999, Penhall served over 9,000 customers and, with the exception of the California Department of Transportation, no one customer has accounted for more than 5% of Penhall's revenues in any of the past five fiscal years. Management believes that a significant percent of Penhall's revenues represented repeat business from existing customers.

COMPETITION

        The operated equipment rental industry is a specialized niche of the overall equipment rental industry and is highly competitive. Penhall's competitors include large national rental companies, regional companies, smaller independent businesses and equipment vendors which sell and rent equipment to customers. The industry is also highly fragmented, and primarily consists of many relatively small, independent businesses typically serving discrete local markets within 30 to 50 miles of the equipment rental location, with few multi-location regional or national operators. Traditionally, large Operated Equipment Rental Services companies have focused their operations on providing a broad array of services to relatively large customers, primarily in medium to large metropolitan markets, while generally serving smaller markets through delivery from distant major markets.

        Competitive factors in the operated equipment rental industry include breadth of product lines, the availability of equipment and skilled operators, the condition of equipment, service, name recognition, proximity to customers and price. Penhall believes that it is able to successfully compete in the markets that it serves because of its reputation and large fleet of equipment. In addition, certain of the services provided by the Penhall, such as diamond saw cutting services, are highly specialized and therefore not widely available; the market for these services therefore tends to be somewhat less competitive. Management does not believe that Penhall faces any significant competitor on a national scale, as the operated equipment rental industry is characterized primarily by local providers offering a limited array of services.

        Management believes the operated equipment rental industry benefits from the trend among businesses to outsource non-core operations to reduce capital investment, convert costs from fixed to variable and minimize the downtime, maintenance, repair and storage associated with equipment ownership. Customers are increasingly using Operated Equipment Rental Services companies to provide a comprehensive supply of equipment and operators.

        Penhall's fixed-price contract projects are obtained through competitive bidding. In many cases, a performance bond is required by a customer before a contract is awarded. Penhall believes that its bonding capacity is a competitive advantage over smaller, less financially stable competitors. Moreover, Penhall believes that it is able to compete effectively for fixed-price contract jobs because of its extensive resources and relationships with general contractors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        Penhall currently holds a United States trademark and service mark with respect to the "Penhall" name and logo, which it believes are of particular importance to Penhall's business. Except with respect to the "Penhall" name and logo, Penhall is not dependent on any intellectual property rights.

MANAGEMENT INFORMATION SYSTEM

        Penhall utilizes a state-of-the-art management information system, which was implemented at the beginning of fiscal 1997 and gives management the ability to analyze results by line of equipment. This information network is used to make decisions with respect to investments in new equipment as well as certain other competitive decisions. In addition, the system provides information with respect to contract work in progress, which is used by project managers and contract division management to monitor the status of jobs in progress.

RADIO COMMUNICATIONS

        Penhall licenses from Motorola and, in one case, from an individual, the right to operate and install certain radio repeater equipment at a number of sites in the State of California. This equipment allows Penhall and its operators in the field to communicate with each other by radio.

        In connection with the radio communications referred to above, Penhall holds several licenses from the Federal Communications Commission ("FCC") that allow it to broadcast over certain designated radio frequencies. These licenses may not be assigned without the FCC's consent. The Mergers constituted an assignment for purposes of the FCC licenses and Penhall has received the FCC's consent to continue to use the FCC licenses during the pendency of its application for such consent.

LABOR RELATIONS

        As of June 30, 1999, Penhall had approximately 1,100 full-time employees. The Company also hires, on an as-needed basis, hourly equipment operators when work in progress necessitates additional operators.

        Approximately 400 of Penhall's employees are represented by various labor unions. The Company's unionized work force is divided into approximately 16 certified or lawfully recognized bargaining units.

        Two of the Company's bargaining unit agreements expired in June 1999. These agreements are being negotiated and the union and the Company have agreed to abide by the terms of the expired agreements on a month-to-month basis. Of the remaining collective bargaining agreements, three expire in June 2000, three expire in April 2001, one expires in May 2001 and the rest expire thereafter.

        There are currently no unfair labor practice charges pending against Penhall either before the National Labor Relations' Board or the courts.

ITEM 2. PROPERTIES

        Penhall is headquartered in Anaheim, California. As of June 30, 1999 Penhall owned or leased 32 facilities which are used for equipment yards and accompanying office space. The following table sets forth the location and square footage of each of such facilities.

LOCATION                                                              APPROX. SQUARE FEET
--------                                                              -------------------
Anaheim, California...........................................             18,300
Gardena, California...........................................              3,850
Camarillo, California.........................................              3,600
San Leandro, California.......................................              6,000
Sacramento, California........................................              8,000
San Diego, California.........................................              5,600
Rialto, California(1).........................................              6,000
Santa Clara, California(1)....................................              9,950
Irvine, California(1).........................................              9,500
Bakersfield, California(1)....................................              4,000
Burbank, California...........................................              6,200
Phoenix, Arizona..............................................             12,900
Austin, Texas.................................................              6,100
Grapevine, Texas(1)...........................................             11,000
Denver, Colorado..............................................             15,100
Austell, Georgia(1)...........................................              8,000
Las Vegas, Nevada(1)..........................................              4,000
Portland, Oregon(1)...........................................             24,000
Salt Lake City, Utah(1).......................................             10,500
Rogers, Minnesota(1)..........................................             11,000
Birmingham, Alabama(1)........................................              2,000
Mobile, Alabama(1)............................................              5,000
Golden Valley, Minnesota(1)...................................             24,000
Superior, Wisconsin(1)........................................              4,000
Morrisville, North Carolina(1)................................             15,000
Charlotte, North Carolina(1)..................................              6,000
Greensboro, North Carolina(1).................................              5,000
Wilmington, North Carolina(1).................................              2,000
Greenville, South Carolina(1).................................              3,500
Columbia, South Carolina(1)...................................              3,500
Charleston, South Carolina(1).................................              6,500
College Park, Georgia(1)......................................              5,000

(1)     Leased property.

        Penhall presently leases twenty-two sites in eleven states (collectively, the "Leased Sites"). The average remaining term of the leases under which the Leased Sites are held (collectively, the "Real Property Leases") is approximately 5 years (assuming the exercise of all option periods). The Real Property Leases for the following three Leased Sites have remaining terms of less than three years: (i) Las Vegas, Nevada- monthly tenancy; (ii) Bakersfield, California - May 30, 2000; and (iii) Austell, Georgia - January 31, 2001.

        Penhall acquired a property in Las Vegas, Nevada on or about July 30, 1998, upon which it intends to construct a new facility. The lease term for the Las Vegas facility which Penhall currently occupies has expired and Penhall is leasing the property on a month-to-month basis. Once it constructs the new facility, Penhall's operations in Las Vegas will be transferred and the current month-to-month lease will be terminated.

ITEM 3. LEGAL PROCEEDINGS

        Penhall is from time to time involved in legal proceedings arising in the ordinary course of business. Penhall believes there is no outstanding litigation, which could have a material impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company did not pay any dividends in fiscal 1998 or 1999. The Indenture contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, create liens, make certain asset dispositions and merge or consolidate with, or transfer substantially all of it's assets to another person, or engage in certain change of control transactions. As part of the Recapitalization, the Issuer issued the Existing Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. As part of the Recapitalization, the Company became the successor obligor under the Existing Notes. See "Business -- the Reorganization".

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                       -----------------------------------------------------------------
                                                          1995          1996         1997          1998          1999
                                                       ---------     ---------     ---------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues ............................................. $  70,839     $  74,895     $  95,298     $ 101,170     $ 143,446
Cost of revenues .....................................    50,142        51,200        68,541        72,395       101,389
                                                       ---------     ---------     ---------     ---------     ---------
Gross profit .........................................    20,697        23,695        26,757        28,775        42,057
General and administrative expenses ..................    12,989        15,156        16,953        18,673        32,570
Reorganization expenses ..............................        --            --            --         1,207         3,501
Other compensation ...................................        --            --            --         3,271            --
Other operating income, net ..........................     1,025           867           871           644         1,121
                                                       ---------     ---------     ---------     ---------     ---------
Earnings  before interest expense and income taxes ...     8,733         9,406        10,675         6,268         7,107
Interest expense .....................................       418           783           811         1,036        14,334
                                                       ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes ..................     8,315         8,623         9,864         5,232        (7,227)
Income tax expense (benefit) .........................     3,455         3,538         4,407         2,531        (1,388)
                                                       ---------     ---------     ---------     ---------     ---------
Net earnings (loss) ..................................     4,860         5,085         5,457         2,701        (5,839)
Accretion of preferred stock to redemption value .....        --            --            --            --        (2,304)
Accrual of cumulative dividends on preferred stock ...        --            --            --            --        (2,323)
                                                       ---------     ---------     ---------     ---------     ---------
Net earnings (loss) available to common stockholders.. $   4,860     $   5,085     $   5,457        $2,70l     $ (10,466)
                                                       =========     =========     =========     =========     =========
EARNINGS (LOSS) PER SHARE:
   Basic ............................................. $    1.20     $    1.25     $    1.29     $     .63     $   (8.16)
   Diluted ...........................................      1.18          1.24          1.27           .62     $   (8.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic ............................................. 4,059,940     4,054,596     4,232,585     4,277,888     1,282,996
   Diluted ........................................... 4,103,806     4,114,398     4,305,608     4,355,303     1,282,996
OTHER DATA:
Adjusted EBITDA(1) ................................... $  13,638     $  15,644     $  19,565     $  20,931     $  31,129
Adjusted EBITDA margin(2) ............................      19.3%         20.9%         20.5%         20.7%         21.7%
Net cash provided by operating activities ............ $   9,120     $  10,686     $   8,562     $  16,628     $     126
Net cash used in investing activities ................ $ (11,168)    $ (10,522)    $ (15,086)    $ (17,047)    $ (21,801)
Net cash provided by (used in) financing activities .. $     270     $     735     $   6,263     $     (23)    $  24,526
Depreciation and amortization ........................ $   4,168     $   5,417     $   6,878     $   8,870     $  11,652
Capital expenditures ................................. $  11,834     $  11,511     $  16,089     $  12,287     $  15,069
Units of operated equipment rentals at end of period..       335           369           420           497           623
Number of locations at end of period .................        15            16            21            22            32
Ratio of earnings to fixed charges(3) ................     14.3x         10.4x         11.4x          5.3x           .5x
CONSOLIDATED BALANCE SHEET DATA AT PERIOD END:
Total assets ......................................... $  45,473     $  53,378     $  69,833     $  88,323     $ 114,163
Long-term obligations, including current maturities ..     6,781         8,981        14,111        18,564       130,711
Stockholders' equity (deficit) .......................    26,912        32,032        39,253        43,606       (66,965)

(1) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude stock-related compensation expense, reorganization costs and other compensation (for discussion of the Company's stock-related compensation expense and reorganization costs and other compensation, see notes 8 and 1, respectively, to the Company's consolidated financial statements). Adjusted EBITDA is presented because Management believes it provides useful information regarding a company's ability to incur and/or service debt. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

The following chart depicts the components of Adjusted EBITDA:

                                                    FISCAL YEAR ENDED JUNE 30,
                                   ------------------------------------------------------------
                                     1995         1996         1997         1998          1999
                                   -------      -------      -------      -------      --------
Net earnings (loss) .............  $ 4,860      $ 5,085      $ 5,457      $ 2,701      $ (5,839)
Interest expense ................      418          783          811        1,036        14,334
Income tax expense (benefit) ....    3,455        3,538        4,407        2,531        (1,388)
Depreciation and amortization ...    4,168        5,417        6,878        8,870        11,652
Stock related compensation
  expense .......................      737          821        2,012        1,315         8,869
Reorganization costs ............       --           --           --        1,207         3,501
Other compensation ..............       --           --           --        3,271            --
                                   -------      -------      -------      -------      --------
       Adjusted EBITDA             $13,638      $15,644      $19,565      $20,931      $ 31,129
                                   =======      =======      =======      =======      ========

(2) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues.

(3) For the purpose of computing the ratio of earnings to fixed charges, "earnings" consists of earnings before income taxes and fixed charges. "Fixed Charges" consist of interest expense, which includes amortization of debt issuance costs and the interest portion of the Company's rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of the results of operations and financial condition of Penhall should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in
Part II of this report.

GENERAL

        Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its Operated Equipment Rental Services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 32 locations in thirteen states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

        From fiscal 1995 to fiscal 1999, revenue and Adjusted EBITDA have grown at a CAGR of 19.3% and 22.9%, respectively, due primarily to Management's successful implementation of a strategy focused on (i) maximizing high-margin Operated Equipment Rental Services revenues through increased equipment rental fleet utilization, (ii) controlling overhead and (iii) successfully integrating Penhall's acquisitions and start-up locations.

        The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected seven strategic acquisitions, including Concrete Coring Company, an Austin-based company acquired in 1995, Zig Zag Company, a Denver-based firm acquired in 1996, Metro Concrete Cutting, an Atlanta-based company acquired in 1996, HSI, a Minnesota-based firm acquired in April 1998, Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998, Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998 and Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999. During the same period, Penhall established operations in four new markets by opening offices in Las Vegas, Salt Lake City, Portland and Dallas.

        Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall's Operated Equipment Rental Services are provided primarily under hourly rentals, which are complemented by long-term fixed-price contracts. During fiscal 1999, approximately 51% of Penhall's revenues were derived from highway-related projects, approximately 24% of revenues were generated from building-related projects and the remainder of revenues were generated from airport, residential and other projects. The following table shows the breakdown of the components of revenue for the periods indicated:

                                                                   FISCAL YEAR ENDED JUNE 30,
                                      ------------------------------------------------------------------------------------
                                                 1997                        1998                          1999
                                      ------------------------      ------------------------      ------------------------
                                          $         % of Total         $          % of Total         $          % of Total
                                      --------      ----------      --------      ----------      --------      ----------
                                                                    (dollars in thousands)
Hourly Service Rentals .............  $ 69,510         72.9%        $ 77,445         76.5%        $ 98,834         68.9%
Long Term Service Contracts(1) .....    25,788         27.1           23,725         23.5           44,612         31.1
                                      --------        -----         --------        -----         --------        -----
  Total Revenues . .................  $ 95,298        100.0%        $101,170        100.0%        $143,446        100.0%
                                      ========        =====         ========        =====         ========        =====

(1) Excludes services performed by the operated equipment rental divisions on long-term contracts.

        Revenue growth is influenced by infrastructure change, including new construction, modification, and regulatory changes. Penhall's revenues are also impacted positively after the occurrence of natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall's operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

        The principal components of Penhall's operating costs include the cost of labor, equipment rental fleet maintenance costs including parts and service, equipment rental fleet depreciation, insurance and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, Penhall utilizes a range of periods over which it depreciates its equipment on a straight line basis. On average, Penhall depreciates its equipment over an estimated useful life of six years with a 10% residual value.

        Penhall invests in and maintains a large and versatile fleet of rental equipment ranging from relatively small items such as diamond abrasive saws and coring units to larger equipment, including backhoes, excavators, water trucks and concrete grinders. Used equipment is sometimes sold in the ordinary course of business, and gains and losses on sales of assets are recognized in "Other Operating Income" in Penhall's consolidated statements of earnings. In fiscal 1997, 1998 and 1999, gains and losses on sales of assets from such equipment sales were $258,000, $203,000, and $420,000, respectively.

        The following table shows the number of units in Penhall's operated equipment rental fleet for the following periods:

                                        TWELVE MONTHS ENDED
                                              JUNE 30,
                                    --------------------------
                                    1997       1998       1999
                                    ----       ----       ----
Beginning of Period ...............  369        420        497
# Units Purchased .................   75         99        185
# Units Disposed ..................   24         22         59
                                     ---        ---        ---
End of Period .....................  420        497        623
                                     ===        ===        ===

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

Revenues. Revenues for fiscal 1999 were $143.4 million, compared to revenues of $101.2 million for the prior year, an increase of $42.2 million or 41.7%. The increase was due primarily to the inclusion of a full year of operations of Highway Services, Inc. in fiscal 1999 (HSI was acquired in April 1998) and to the acquisitions of Daley Concrete Cutting in October 1998, Lipscomb Concrete Cutting in November 1998, Diamond Concrete Services in April 1999 and Prospect Drilling and Sawing in June 1999. In addition, construction markets remained strong in fiscal 1999 in the areas which the Company serves.

        Penhall operated through thirty-two locations in thirteen states at June 30, 1999, compared to twenty-two locations in nine states at June 30, 1998. At June 30, 1999, Penhall's operating fleet consisted of 623 units compared to 497 units at June 30, 1998, an increase of 25.4%.

Gross Profit. For fiscal year 1999, gross profit was $42.1 million compared to gross profit of $28.8 million for fiscal year 1998, an increase of $13.3 million, or 46.2%. As a percent of revenue, gross profit was 29.3% in fiscal year 1999 compared to 28.4% in fiscal year 1998. The increase in gross profit in 1999 was due primarily to the increase in revenues in fiscal 1999. The increase in gross profit as a percent of revenues in fiscal 1999 was due to better utilization of the equipment rental fleet in fiscal 1999, partially offset by a higher portion of the Company's revenues derived from contract revenues in fiscal 1999. Gross profit margins for contract services are generally lower than gross profit margins for operated equipment rental services revenues.

General and Administrative Expenses. General and administrative expenses were $32.6 million in fiscal year 1999 compared to $18.7 million in fiscal year 1998. As a percent of revenues, general and administrative expenses were 22.7% in fiscal 1999 compared to 18.5% in fiscal 1998. Included in general and administrative expenses is $8.9 million in fiscal 1999 and $1.0 million in fiscal 1998 of compensation expense related to the Company's Employee

Stock Purchase Plans. Without the compensation expense, general and administrative expenses were $23.7 million, or 16.5% of revenues in fiscal 1999 compared to $17.7 million, or 17.5% of revenues in fiscal 1998.

        The increase in general and administrative expenses (net of stock related compensation expense) in fiscal 1999 was the result of the increased revenues and number of operating locations compared to fiscal 1998. The reduction in general and administrative expenses as a percent of revenues occurred because some of these types of expenses remain somewhat constant, and do not increase or decrease in proportion to increases or decreases in revenues.

        The increase in stock related compensation expense in fiscal 1999 was the result of the Transactions in August 1998.

Reorganization Expenses. Reorganization expenses, consisting primarily of closing fees and legal expenses, were $3.5 million in fiscal 1999 compared to $1.2 million in fiscal 1998. These expenses were associated with the reorganization of the Company which occurred in August 1998 and are non-recurring expenses.

Other Operating Income, Net. Other operating income, net, consists primarily of gains and losses on the sale of fixed assets, interest income, and discounts earned. The increase in fiscal 1999 compared to fiscal 1998 was due to higher levels of operations in fiscal 1999, producing greater gains on the sale of fixed assets and higher discounts earned.

Interest Expense. Interest expense was $14.3 million in fiscal 1999 compared to interest expense of $1.0 million in fiscal 1998. The increase was due to additional debt incurred by the Company as part of the Transactions. This additional debt consists of $100.0 million of Senior Notes and the New Credit Facility (see Liquidity and Capital Resources below).

Income Tax Expense (Benefit). The Company recorded an income tax benefit of $1,388,000, or 19% of loss before income taxes in the fiscal year ended June 30, 1999, compared to a provision of $2,531,000, or 48% of earnings before income taxes in the prior year. The lower tax benefit in fiscal 1999 is attributable to certain reorganization costs related to the Transactions which are not deductible for tax purposes.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

Revenues. Revenues for fiscal 1998 were $101.2 million, an increase of $5.9 million, or 6.2%, over fiscal 1997 revenues. The increase was primarily attributable to the acquisition of HSI in April 1998, the opening of new locations in Dallas, Portland and Salt Lake City late in fiscal 1997 and general strength in the construction markets which the Company serves. These improvements were partially offset by the impact of the unusual amount of rain experienced during the winter of 1998 in all of California as well as the Southeast.

        Penhall operated through 22 locations in nine states at June 30, 1998, compared to 21 locations in eight states at June 30, 1997. Penhall also expanded the size of its operated equipment rental fleet during this time period from 420 units to 497 units, or 18.3%.

Gross Profit. Gross profit was $28.8 million in fiscal 1998, an increase of $2.0 million, or 7.5%, compared to gross profit of $26.8 million in fiscal 1997. Gross profit as a percentage of revenues increased from 28.1% in fiscal 1997, to 28.4% in fiscal 1998. The increase in gross profit as a percentage of revenues was primarily attributable to a lower proportion of the Company's revenues being derived from contract revenues in fiscal 1998. Gross margins for contract services are generally lower than gross margins for Operated Equipment Rental Services revenues.

General and Administrative Expenses. General and administrative expenses for fiscal 1998 were $18.7 million, an increase of $1.7 million, or 10.1%, compared to general and administrative expenses of $17.0 million in fiscal 1997. General and administrative expenses as a percentage of revenues increased from 17.8% for fiscal 1997, to 18.5% for fiscal 1998. This increase in general and administrative expenses as a percentage of revenues was primarily attributable to increases in payroll and payroll related expenses, offset by a reduction in stock compensation expense.

Reorganization Expense. Reorganization expenses, consisting primarily of legal expenses, were $1.2 million in fiscal year 1998; no reorganization expenses were incurred in fiscal 1997. These expenses were incurred in connection with the reorganization of the Company which was completed in August, 1998.

Other Compensation. During fiscal 1998, approximately $3.3 million was accrued for tax gross-up payments to be made to certain members of Management in reimbursement for income taxes required to be paid by them. The other compensation expense is directly related to the Transactions and will not be a recurring item.

Other Operating Income, Net. Other operating income, net, consists primarily of gains and losses on the sale of fixed assets, interest income and discounts earned. The decrease in fiscal 1998 compared to fiscal 1997 was due to a lower level of discounts earned in 1998.

Interest Expense. Interest expense was slightly higher in fiscal 1998 at $1.0 million compared to fiscal 1997 as a result of higher average outstanding debt balances during fiscal 1998 as compared with fiscal 1997.

Income Taxes. The effective income tax rate increased from 45% of earnings before income taxes for fiscal 1997 to 48% for fiscal 1998. The increase was attributable to an increase in the non-deductible portion of stock based compensation, state income tax expense and permanent differences as a percentage of total income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

        It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 4.75 to 1.0, 50% of such Excess Cash Flow.

        Cash provided by operating activities during fiscal 1997, 1998 and 1999 was $8.6 million, $16.6 million and $.1 million, respectively. In fiscal 1999, the Company's net loss and increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and a decrease in accrued compensation, which were partially offset by increased depreciation and amortization expense and increases in accounts payable, resulted in net cash provided of $.1 million. In fiscal 1998, higher depreciation, deferred taxes and higher accrued liabilities due to the Transactions accounted for the improved cash from operations compared to 1997.

        Management estimates that Penhall's annual capital expenditures will be approximately $20.0 million for fiscal 2000, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

        Net cash used in investing activities during fiscal 1997, 1998 and 1999 was $15.1 million, $17.0 million and $21.8 million, respectively. Such cash was primarily used for capital expenditures of $16.1 million in fiscal 1997, $12.3 million in fiscal 1998, and $15.1 million in fiscal 1999. In fiscal 1999, $7.7 million of cash was used for the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing. In fiscal 1998 cash used in investing activities included $5.9 million related to the acquisition of Highway Services, Inc.

        Net cash provided by (used in) financing activities during fiscal 1997, 1998 and 1999 was $6.3 million, $0.0 million and $24.5 million, respectively. Cash provided by financing activities of Penhall in fiscal 1999 are primarily the result of the Transactions associated with the Reorganization in August 1998.

        Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 1999, the Company and its subsidiaries had approximately $130.7 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $67.0 million. As of June 30, 1999 approximately $20.0 million of additional borrowing was available under the Company's New Credit Facility.

RECENT DEVELOPMENTS

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

        Penhall's basic business is to provide operator assisted equipment for rental. As such, management believes the Company's main exposure to Year 2000
(Y2K) issues is to the telephone and radio communication systems needed to take orders for rental, and for certain larger pieces of equipment (excavators, back hoes, etc.) which have some level of computer operating controls.

        The Company's information technology systems include it's accounting systems, billing, accounts payable, and equipment utilization reports. The Company has completed testing of all information technology systems, and believes the systems are Y2K compliant. In addition, major vendors for the Company's computer hardware, software and data communications network have informed the Company that their products are Y2K compliant.

        The Company's non-information technology systems include primarily rental location alarm systems, gasoline pumps, radios, telephones and certain types of heavy equipment. The Company is currently conducting a review for Y2K compliance for the major non-information technology systems, which it expects to complete by October 15, 1999. This review includes determining if respective vendors of the non-information technology systems are also Y2K compliant.

        The Company has spent less than $50,000 as of June 30, 1999, including the cost of outside consultants, to conduct the Y2K compliance reviews and tests. The Company does not expect to incur additional substantial costs to complete its Y2K reviews and remediation, if required.

        The primary operational risk to the Company is that communication systems on which the Company relies will not function properly, or that certain heavy equipment will not function properly, after December 31, 1999. The primary information technology risk is that accounting data, including billing customers and paying vendors, will not function properly via computer after December 31, 1999. The Company believes it has adequate contingency plans to mitigate the aforementioned potential Y2K related problems. The Company does not believe potential Y2K problems would have a significant, long-term negative effect on its operations or information technology.

        Although Penhall is uncertain as to the extent its customers may be affected by Year 2000 issues that require commitment of significant resources and may cause disruptions in its customers' businesses, Penhall does not believe it has a material relationship with any one third party that would have a significant impact on Penhall if that third party was not Year 2000 ready.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

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

                                              YEARS ENDING JUNE 30,
                                 -------------------------------------------------                                    FAIR
                                 2000       2001       2002       2003       2004      THEREAFTER      TOTAL          VALUE
                                 -----      -----      -----      -----      -----     ---------      --------       -------
                                                                   (in thousands)
Fixed rate debt..............        0          0          0          0           0     $100,000      $100,000       $96,900
Average interest rate........                                                                               12%

Variable rate LIBOR debt(1)..    3,300      3,300      5,400      6,000      12,500          200        30,700        30,700
Current interest rate(1).....                                                                             7.25%

-------------
(1) The Company has different interest rate options for its variable rate debt. See note 5 in the consolidated financial statements for additional information.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Financial Statements of the Company filed as part of this report on Form 10-K are listed in Item 14(a).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Penhall International Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Penhall International Corp. (Note 1) and subsidiaries ("the Company") as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penhall International Corp. and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                        /s/ KPMG LLP

                                        KPMG LLP

September 10, 1999
Orange County, California

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                  JUNE 30,                  JUNE 30,
                                                                    1998                1999
                                                                ------------        ------------
                                              ASSETS
Current assets:
    Cash .....................................................  $    234,000        $  3,085,000
                                                                ------------        ------------
    Receivables:
        Contract and trade receivables .......................    23,454,000          27,808,000
        Contract retentions, due upon completion and
            acceptance of work (note 2) ......................     4,454,000           4,957,000
        Income taxes receivable ..............................     2,399,000                  --
                                                                ------------        ------------
                                                                  30,307,000          32,765,000
        Less allowance for doubtful receivables (note 2) .....       995,000           1,277,000
                                                                ------------        ------------
               Net receivables ...............................    29,312,000          31,488,000
                                                                ------------        ------------
    Costs and estimated earnings in excess of billings
            on uncompleted contracts (note 12) ...............       976,000           3,154,000
    Deferred tax assets (note 6) .............................       891,000           3,663,000
    Inventories ..............................................     1,458,000           1,316,000
    Prepaid expenses and other current assets ................       670,000             580,000
                                                                ------------        ------------
               Total current assets ..........................    33,541,000          43,286,000
                                                                ------------        ------------
Property, plant and equipment, at cost:
    Land .....................................................     4,538,000           5,229,000
    Buildings and leasehold improvements .....................     7,715,000           7,472,000
    Construction and other equipment .........................    67,934,000          85,931,000
                                                                ------------        ------------
                                                                  80,187,000          98,632,000
    Less accumulated depreciation and amortization ...........    35,180,000          43,035,000
                                                                ------------        ------------
               Net property, plant and equipment .............    45,007,000          55,597,000
Goodwill, net of accumulated amortization of $471,000
    and $1,175,000 at June 30, 1998 and 1999,
    respectively (notes 14 and 15) ...........................     8,649,000           8,255,000
Debt issuance costs net of accumulated amortization
    of $0 and $811,000 at June 30, 1998 and 1999,
    respectively (note 5 ) ...................................       719,000           5,824,000
Other assets, net (note 3) ...................................       407,000           1,201,000
                                                                ------------        ------------
                                                                $ 88,323,000        $114,163,000
                                                                ============        ============



See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                              June 30,            June 30,
                                                                                1998                1999
                                                                           -------------        -------------
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of long-term debt (note 5) .....................  $   2,034,000        $   3,274,000
    Current installments of notes payable to stockholders (note 11) .....        131,000                   --
    Trade accounts payable ..............................................      7,532,000            8,908,000
    Accrued liabilities (note 4) ........................................      9,041,000           12,735,000
    Billings in excess of costs and estimated
        earnings on uncompleted contracts (note 12) .....................        665,000            1,050,000
                                                                           -------------        -------------
               Total current liabilities ................................     19,403,000           25,967,000
                                                                           -------------        -------------
Long-term debt, excluding current installments (note 5) .................    16,125,000           27,437,000
Notes payable to stockholders, excluding current
        installments (note 11) ..........................................        274,000                   --
Senior Notes (note 5) ...................................................             --          100,000,000
Deferred tax liabilities (note 6) .......................................      3,609,000            4,993,000
Accrued compensation (note 8) ...........................................      5,306,000                   --
Senior Exchangeable Preferred stock, redemption
    value $10,999,000. Authorized, issued and
    outstanding 10,000 shares (note 9) ..................................             --           10,999,000
Series A Preferred stock, redemption value $11,732,000
    Authorized 25,000 shares; issued and
    outstanding 10,428 shares (note 9) ..................................             --           11,732,000
Stockholders' equity (deficit):
    Series B Preferred stock, par value $.01 per share
        Authorized 50,000 shares; issued and outstanding
        0 and 18,556 shares at June 30, 1998 and
        June 30, 1999, respectively (note 9) ............................             --           20,880,000
    Common stock, $.01 par value. Authorized 5,000,000
        shares; issued and outstanding 4,452,264 and 994,477
        shares at June 30, 1998 and June 30, 1999, respectively .........         42,000               10,000
     Additional paid-in capital .........................................     14,498,000              985,000
     Retained earnings (accumulated deficit) ............................     29,066,000          (88,840,000)
                                                                           -------------        -------------
               Total stockholders' equity (deficit) .....................     43,606,000          (66,965,000)

Commitments and contingencies (notes 7, 8 and 10) .......................
                                                                           -------------        -------------
                                                                           $  88,323,000        $ 114,163,000
                                                                           =============        =============



          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                                 1997                 1998                  1999
                                                            -------------        -------------         -------------
Revenues .................................................  $  95,298,000        $ 101,170,000         $ 143,446,000
Cost of revenues .........................................     68,541,000           72,395,000           101,389,000
                                                            -------------        -------------         -------------
   Gross profit ..........................................     26,757,000           28,775,000            42,057,000
General and administrative expenses (note 8) .............     16,953,000           18,673,000            32,570,000

Reorganization expenses ..................................             --            1,207,000             3,501,000

Other compensation .......................................             --            3,271,000                    --
Other operating income, net ..............................        871,000              644,000             1,121,000
                                                            -------------        -------------         -------------
   Earnings before interest expense and income taxes .....     10,675,000            6,268,000             7,107,000
Interest expense .........................................        811,000            1,036,000            14,334,000
                                                            -------------        -------------         -------------
   Earnings (loss) before income taxes ...................      9,864,000            5,232,000            (7,227,000)
Income tax expense (benefit) (note 6) ....................      4,407,000            2,531,000            (1,388,000)
                                                            -------------        -------------         -------------
Net earnings (loss) ......................................      5,457,000            2,701,000            (5,839,000)
Accretion of preferred stock to redemption value .........             --                   --            (2,304,000)
Accrual of cumulative dividends
   on preferred stock ....................................             --                   --            (2,323,000)
                                                            -------------        -------------         -------------
Net earnings (loss) available to common stockholders .....  $   5,457,000        $   2,701,000         $ (10,466,000)
                                                            =============        =============         =============
Earnings (loss) per share:
   Basic .................................................  $        1.29        $         .63         $       (8.16)
   Diluted ...............................................  $        1.27        $         .62         $       (8.16)
Weighted average number of shares outstanding:
   Basic .................................................      4,232,585            4,277,888             1,282,996
   Diluted ...............................................      4,305,608            4,355,303             1,282,996



          See accompanying notes to consolidated financial statements.

                                PENHALL INTERNATIONAL CORP.
                                     AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    SERIES B PREFERRED STOCK           COMMON STOCK
                                               ---------------------------------       -------------
                                                  SHARES                                  SHARES
                                                OUTSTANDING           AMOUNT            OUTSTANDING
                                               -------------       -------------       -------------
Balance at June 30, 1996 ................                 --       $          --           4,060,193
Issuance of shares.......................                 --                  --             220,746
Net earnings.............................                 --                  --                  --

Balance at June 30, 1997 ................                 --                  --           4,280,939
Issuance of shares.......................                 --                  --              33,232
Exercise of stock options................                 --                  --             145,200
Repurchase of shares.....................                 --                  --              (7,107)
Net earnings.............................                 --                  --                  --

Balance at June 30, 1998 ................                 --                  --           4,452,264
Repurchase of shares.....................                 --                  --          (3,856,501)
Shares issued............................             18,572          18,572,000             399,237
Accretion of redeemable preferred stock .                 --                  --                  --
Accrual of cumulative dividends..........                 --           2,323,000                  --
Repurchase of shares.....................                (16)            (15,000)               (523)
Net loss.................................                 --                  --                  --
                                                     -------       -------------          ----------
Balance at June 30, 1999.................             18,556       $  20,880,000             994,477
                                                     =======       =============          ==========




                                                COMMON STOCK
                                               --------------
                                                                                    RETAINED EARNINGS         TOTAL
                                                                    ADDITIONAL         (ACCUMULATED        STOCKHOLDERS'
                                                  AMOUNT          PAID-IN CAPITAL        DEFICIT)         EQUITY (DEFICIT)
                                               -------------      ---------------      -------------      ----------------
Balance at June 30, 1996 ................      $      38,000       $  11,086,000       $  20,908,000       $  32,032,000
Issuance of shares.......................              2,000           1,762,000                  --           1,764,000
Net earnings.............................                 --                  --           5,457,000           5,457,000

Balance at June 30, 1997 ................             40,000          12,848,000          26,365,000          39,253,000
Issuance of shares.......................                 --           1,000,000                  --           1,000,000
Exercise of stock options................              2,000             706,000                  --             708,000
Repurchase of shares.....................                 --             (56,000)                 --             (56,000)
Net earnings.............................                 --                  --           2,701,000           2,701,000

Balance at June 30, 1998 ................             42,000          14,498,000          29,066,000          43,606,000
Repurchase of shares.....................            (36,000)        (13,908,000)       (107,440,000)       (121,384,000)
Shares issued............................              4,000             395,000                  --          18,971,000
Accretion of redeemable preferred stock..                 --                  --          (2,304,000)         (2,304,000)
Accrual of cumulative dividends..........                 --                  --          (2,323,000)                 --
Repurchase of shares.....................                 --                  --                  --             (15,000)
Net loss.................................                 --                  --          (5,839,000)         (5,839,000)
                                               -------------       -------------       -------------       -------------
Balance at June 30, 1999.................      $      10,000       $     985,000       $ (88,840,000)      $ (66,965,000)
                                               =============       =============       =============       =============



          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                             1997                1998                1999
                                                        -------------       -------------       -------------
Cash flows from operating activities:
Net earnings (loss) ..................................  $   5,457,000       $   2,701,000       $  (5,839,000)
Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization ...................      6,878,000           8,870,000          11,652,000
     Amortization of debt issuance costs .............             --                  --             811,000
     Provision for doubtful accounts .................        (94,000)           (115,000)            282,000
     Provision for deferred taxes ....................       (332,000)          1,281,000          (1,388,000)
     Compensation expense related to
          exercise of stock options ..................             --             579,000                  --
     Gains on sale of assets .........................       (258,000)           (203,000)           (420,000)
     Changes in assets and liabilities
       net of effects of acquisitions ................             --                 --                   --
       Receivables ...................................     (6,427,000)         (4,710,000)         (1,114,000)
       Inventories, prepaid expenses
         and other assets ............................       (662,000)            295,000           1,275,000
       Costs and estimated earnings
         in excess of billings on
         uncompleted contracts .......................        212,000            (308,000)         (2,178,000)
       Trade accounts payable
         and accrued liabilities .....................      2,248,000           7,100,000           1,966,000
       Billings in excess of costs
         and estimated earnings on
         uncompleted contracts .......................       (472,000)            458,000             385,000
       Accrued compensation ..........................      2,012,000             680,000          (5,306,000)
                                                        -------------       -------------       -------------
         Net cash provided by operating activities ...  $   8,562,000       $  16,628,000       $     126,000
                                                        -------------       -------------       -------------

Cash flows from investing activities:
       Proceeds from sale of assets ..................  $   1,003,000       $   1,122,000       $     968,000
       Capital expenditures ..........................    (16,089,000)        (12,287,000)        (15,069,000)
       Acquisition of companies.,
         net of cash acquired ........................             --          (5,882,000)         (7,700,000)
                                                        -------------       -------------       -------------
         Net cash used in investing activities .......  $ (15,086,000)      $ (17,047,000)      $ (21,801,000)
                                                        -------------       -------------       -------------

Cash flows from financing activities:
       Borrowings under long-term debt ...............  $  31,744,000       $  30,341,000       $  45,945,000
       Repayments of long-term debt ..................    (26,495,000)        (29,824,000)        (35,582,000)
       Paydown on notes payable
         to stockholders .............................       (750,000)           (765,000)           (405,000)
       Book overdraft ................................             --                  --           2,471,000
       Borrowings on Senior Notes ....................             --                  --         100,000,000
       Debt issuance costs ...........................             --            (719,000)         (5,916,000)
       Proceeds from issuance of common stock ........      1,764,000           1,000,000             399,000

                           PENHALL INTERNATIONAL, CORP
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                           FOR THE YEARS ENDED JUNE 30,

                                                  1997              1998              1999
                                              -----------       -----------      ------------
Repurchase of common stock .................  $        --       $   (56,000)     $(93,050,000)
Issuance of  Series A Preferred stock ......           --                --        10,427,000
Issuance of  Series B Preferred stock ......           --                --           237,000
                                              -----------       -----------      ------------
         Net cash provided by (used in)
           financing activities ............    6,263,000           (23,000)       24,526,000
                                              -----------       -----------      ------------

         Net increase (decrease) in cash ...     (261,000)         (442,000)        2,851,000
Cash at beginning of year ..................      937,000           676,000           234,000
                                              -----------       -----------      ------------
Cash at end of year ........................  $   676,000       $   234,000      $  3,085,000
                                              ===========       ===========      ============



        See note 17 for supplementary cash flow information.

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY'S ACTIVITIES AND OPERATING CYCLE

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

In connection with the recapitalization mergers, PII on June 30, 1998 entered into a certain Compensation Tax Consistency and Indemnification Agreement (the Agreement) with certain members of management. Under the Agreement, PII was obligated to make approximately $3,000,000 of tax gross-up payments to certain members of management. Such expense is included in the statement of operations for the year ended June 30, 1998 as other compensation. For the years ended June 30, 1997, 1998 and 1999, $0, $1,207,000 and $3,501,000, respectively, is included in reorganization expenses for the costs associated with the recapitalization mergers.

Penhall International Corp. and its wholly-owned subsidiaries, Penhall Rental Corp. and Penhall Company (collectively, "the Company" or "Penhall") serves customers in the industrial, construction, governmental, and residential markets, primarily through the performance of new construction, rehabilitation, and demolition services in connection with infrastructure projects. The Company's revenues are generated through equipment rentals, both short-term and longer term under fixed price agreements. The length of the fixed price agreements (contracts) varies, but typically range from one to 12 months. In accordance with the operating cycle concept, the Company classifies all contract-related assets and liabilities as current items. The Company's base of operations includes among others, the states of California, Arizona, Colorado, Nevada, Texas, Georgia, North Carolina, South Carolina and Utah. Additionally, through its purchase in April of 1998 of Highway Services, Inc. (see note 14), the Company's operations were expanded to include the mid-western states of the United States and some provinces of Canada. The Company's operations are primarily conducted through Penhall International Corp. and its wholly owned subsidiary, Penhall Company.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Penhall International Corp. and its wholly owned subsidiaries: Penhall Rental Corp. and Penhall Company. Although the Recapitalization Mergers did not take place until August 4, 1998, since the Recapitalization Mergers were accounted for in a manner similar to a pooling of interests, there was no impact on Penhall consolidated financial statements as of June 30, 1998 and for the three-year period ended June 30, 1999. All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION ON LONG-TERM CONSTRUCTION CONTRACTS

Income from construction operations is recorded using the percentage-of-completion method of accounting. The Company has two types of contracts. The first type of contract is fixed unit in which the percentage of completion is determined based on the units completed as a percentage of estimated total units. The second type of contract is lump sum in which percentage of completion is determined based on costs to date as compared to total estimated costs at completion. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract. For long-term contracts, which extend beyond fiscal year ends, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which facts requiring the revision become known. All remaining revenue and costs are recognized as work is performed.

Contract costs include all direct material, equipment rentals, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools, supplies, repairs and depreciation. General and administrative costs are charged to expense as incurred.

The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Income from claims for additional contract compensation is recorded upon settlement of the disputed amount.

INVENTORIES

Inventories, which consist primarily of diamond cutting blades and blade fuel, are stated at cost. Cost is determined using the purchase price of the assets and is expensed based on usage.

PROPERTY, PLANT AND EQUIPMENT

The Company and its subsidiaries provide for depreciation of property, plant and equipment based on the estimated useful lives of the assets, using the straight-line method and a residual value of 10% as follows:

Buildings and leasehold improvements       15 to 39 years
Construction and other equipment           3 to 8 years

Leasehold improvements are amortized over the lesser of the life of the lease or useful life of the asset.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

The cost and accumulated depreciation applicable to assets sold or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts. Gain or loss on disposition is reflected in other operating income.

GOODWILL

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Amortization expense related to goodwill amounted to $171,000, $272,000 and $700,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

ENVIRONMENTAL REMEDIATION COSTS

Losses associated with environmental remediation obligations are accrued for when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

STOCK-BASED COMPENSATION

Prior to June 30, 1996, the Company accounted for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with APB Opinion No. 25, compensation expense for "fixed" stock compensation plans is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For "variable" stock compensation plans, compensation expense is recorded at the end of each reporting period based on the difference between the purchase or exercise price and the buy-out price or market value of the underlying security. On July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and to provide disclosures for employee stock-based compensation grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. No stock options have been granted since 1993. As such, no pro forma disclosures have been made.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing adjusted net earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

All common shares included in the consolidated financial statements and earnings
(loss) per share calculations have been restated to reflect a 10.56 to one common stock split effected as part of the Recapitalization Mergers.

The following table sets forth the calculation of diluted earnings (loss) per share for each fiscal year in the three-year period ended June 30, 1999:

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

                                                                 YEAR ENDED JUNE 30,
                                                  ------------------------------------------------
                                                      1997              1998              1999
                                                  ------------      ------------      ------------
Diluted earnings (loss) per share calculation
   Net earnings (loss) available to
     common stockholders ........................  $  5,457,000      $  2,701,000      $(10,466,000)
                                                   ============      ============      ============

   Weighted average shares - basic ..............     4,232,585         4,277,888         1,282,996
   Plus-incremental shares from
     assumed conversion of stock options ........        73,023            77,415                --
                                                   ------------      ------------      ------------
   Weighted average shares - diluted . ..........     4,305,608         4,355,303         1,282,996
                                                   ============      ============      ============
Diluted earnings (loss) per share ...............  $       1.27      $        .62      $      (8.16)
                                                   ============      ============      ============

MANAGEMENT'S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established new rules for the reporting and display of comprehensive income and its components. Comprehensive income equals net income for each of the years in the three year period ended June 30, 1999.

SEGMENT INFORMATION

The Company's only line of business is the rental of operator assisted equipment for use in infrastructure projects. This equipment is rented on an hourly basis (Service) and on a longer-term, fixed price basis (Contract). In fiscal 1999, approximately 69% of revenues were generated from hourly rentals (service), and approximately 31% of revenues were generated from longer-term fixed price agreements (contracts). The Company does not account for, or manage, the hourly or fixed-price rentals in a separate manner. On average approximately 20% to 30% of service revenues are generated from contracts.

The Company has begun a non-operated assisted rental business (bare rentals). These operations are insignificant to the consolidated operations for each of the fiscal years ended June 30, 1997, 1998 and 1999.

The California Department of Transportation accounted for approximately 18%, 10%, and 7% of consolidated revenues of the Company for the years ended June 30, 1997, 1998 and 1999, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year's balances to conform to the current presentation.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

(2) RECEIVABLES

Contract receivables represent those amounts, which actually have been billed. Contract retentions are collectible upon completion or other milestones of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows:

                                      JUNE 30,        JUNE 30,
                                        1998            1999
                                     ----------      ----------
Years ending June 30:
1999 ..............................  $  445,000      $       --
2000 ..............................   1,782,000       3,115,000
2001 ..............................   1,336,000       1,612,000
2002 ..............................     891,000         230,000
                                     ----------      ----------
                                     $4,454,000      $4,957,000
                                     ==========      ==========

Transactions in the allowance for doubtful receivables are summarized as follows:

                                       YEAR ENDED           YEAR ENDED         YEAR ENDED
                                      JUNE 30, 1997       JUNE 30, 1998       JUNE 30, 1999
                                      -------------       -------------       -------------
Balance, beginning of year . ........  $ 1,335,000         $ 1,110,000         $   995,000
Provision for doubtful accounts .....      (94,000)             14,000             554,000
Accounts charged off ................     (131,000)           (129,000)           (272,000)
                                       -----------         -----------         -----------
Balance, end of year ................  $ 1,110,000         $   995,000         $ 1,277,000
                                       ===========         ===========         ===========

(3) OTHER ASSETS:

        Other assets consist of the following:

                                                    JUNE 30,            JUNE 30,
                                                      1998               1999
                                                  -----------         -----------
Cash surrender value on officers' life
   insurance policies........................     $   574,000         $        --
Loans on officers' life insurance policies...        (449,000)                 --
Covenants not to compete.....................         288,000           1,599,000
Accumulated amortization.....................        (146,000)           (462,000)
Other........................................         140,000              64,000
                                                  -----------         -----------
                                                  $   407,000         $ 1,201,000
                                                  ===========         ===========

The covenants not to compete are amortized over the life of the agreements. Amortization expense related to the covenants not to compete amounted to $107,000, $94,000 and $314,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

(4) ACCRUED LIABILITIES:

        Accrued liabilities consist of the following:

                                                JUNE 30,          JUNE 30,
                                                  1998              1999
                                              -----------        -----------
Union benefits .............................  $   700,000        $   863,000
Accrued bonuses ............................      807,000          2,015,000
Accrued debt issuance costs ................      351,000                 --
Accrued merger costs .......................      905,000                 --
Accrued tax gross-up payments (note 1) .....    2,936,000                 --
Accrued interest ...........................           --          5,211,000
Accrued insurance ..........................      618,000            602,000
Accrued vacation ...........................      320,000            358,000
Accrued payroll ............................    1,521,000          2,726,000
Other ......................................      883,000            960,000
                                              -----------        -----------
                                              $ 9,041,000        $12,735,000
                                              ===========        ===========

(5) SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. The Company was in compliance with all such covenants at June 30, 1999.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                  JUNE 30,           JUNE 30,
                                                                                                    1998               1999
                                                                                                -----------        -----------
The Company had a secured bank line of credit with the Company's principal bank for working capital purposes as follows: $20,000,000 through October 31,
   1998 and $15,000,000 from November 1, 1998 through October 31, 1999
   Advances under the line bore interest at various rates of interest ranging from 7.4% to 8.5%. Interest was payable monthly and principal was due upon
   maturity on October 31, 1999. Repaid in full on August 4, 1998 ............................  $13,860,000        $        --
Note payable secured by certain equipment, bearing interest at 5.51%; payable in two installments of principal and interest of $2,000,000 due on April 29,
   1999 and 2000 .............................................................................    3,692,000          1,896,000
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.25% which resulted in a discount of $200,000; payable
   $400,000 due June 1, 2000 and 2001, and $428,000 due June 1, 2002 .........................           --          1,028,000
Note payable secured by certain equipment bearing interest at 6.0%; all
   unpaid principal and interest due November 1, 1999 ........................................           --            876,000
Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company may elect to maintain the Revolving Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the company.  All unpaid principal and interest is due June 15, 2004. The effective interest rate at
   June 30, 1999 was 7.25% ...................................................................           --          6,500,000
$20,000,000 Term Loan secured by certain assets of the
   Company; quarterly principal payments of $750,000 per quarter commencing
   September 15, 2000 through June 15, 2001, $1,250,000 per quarter through June
   15, 2002, and $1,500,000 per quarter through June 15, 2004. The Company may elect to maintain the Term Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the Eurodollar
   Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company
   All unpaid principal and interest is due June 15, 2004.  The effective
   interest rate at June 30, 1999 was 7.25% ..................................................           --         20,000,000

Other ........................................................................................      607,000            411,000
                                                                                                -----------        -----------
 .............................................................................................   18,159,000         30,711,000
Less current installments of long-term debt ..................................................    2,034,000          3,274,000
                                                                                                -----------        -----------
Long-term debt, excluding current installments ...............................................  $16,125,000        $27,437,000
                                                                                                ===========        ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

As part of the Revolving Loan, the Company has a Swingline Loan in the maximum credit amount of $2,500,000 secured by certain assets of the Company; interest accrues quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or then current prime rate and is payable in quarterly installments. All unpaid principal and interest is due June 10, 2004.

The Term Loan, Revolving Loan, and Swingline Loan (the "Credit Facility") contain certain financial and non-financial covenants, including working capital, net worth, and debt to equity ratios. The Company was in compliance with, or had obtained waivers for, all covenants and ratios at June 30, 1999. Additionally, under the terms of the Credit Facility, the Company had pledged all of the assets of its wholly owned subsidiaries.

The Company had unused and available amounts under its Credit Facility in the amount of $20,000,000 at June 30, 1999.

Annual maturities of long-term debt for the next five years for the periods ended June 30, 1998 and 1999 are as follows:

                                        JUNE 30,          JUNE 30,
                                          1998              1999
                                      -----------        -----------
1999 ..............................   $ 2,034,000        $        --
2000 ..............................    15,919,000          3,274,000
2001 ..............................        10,000          3,357,000
2002 ..............................        10,000          5,394,000
2003 ..............................         3,000          6,003,000
2004 ..............................            --         12,504,000
Thereafter ........................       183,000            179,000
                                      -----------        -----------
                                      $18,159,000        $30,711,000
                                      ===========        ===========


(6) INCOME TAXES

        Income tax expense (benefit) is comprised of the following components for each fiscal year ended June 30:

                                           1997                1998                1999
                                       -----------         -----------         -----------
Current tax expense (benefit):
   Federal .........................   $ 3,674,000         $   918,000         $        --
   State ...........................     1,065,000             332,000                  --
                                       -----------         -----------         -----------
                                         4,739,000           1,250,000                  --
                                       -----------         -----------         -----------
Deferred tax expense (benefit):
   Federal .........................      (252,000)          1,062,000            (630,000)
   State ...........................       (80,000)            219,000            (758,000)
                                       -----------         -----------         -----------
                                          (332,000)          1,281,000          (1,388,000)
                                       -----------         -----------         -----------
                                       $ 4,407,000         $ 2,531,000         $(1,388,000)
                                       ===========         ===========         ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

As of June 30, 1998 and 1999, the Company has a current net deferred tax asset of $891,000 and $3,663,000, respectively, and a net noncurrent deferred tax liability of $3,609,000 and $4,993,000, respectively.

Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                   JUNE 30,           JUNE 30,
                                                     1998               1999
                                                 -----------         -----------
Deferred tax assets:
   Allowance for doubtful receivables .........  $   408,000         $   509,000
   Accruals not currently deductible ..........      140,000             803,000
   Accrued compensation .......................      731,000                  --
   Net operating loss carryforwards ...........           --           2,213,000
   Other ......................................      648,000             280,000
                                                 -----------         -----------
       Total deferred tax assets ..............  $ 1,927,000         $ 3,805,000
                                                 ===========         ===========
Deferred tax liabilities:
   Depreciation ...............................  $(4,545,000)        $(4,970,000)

     Other ....................................     (100,000)           (165,000)
                                                 -----------         -----------
           Total deferred tax liabilities .....   (4,645,000)         (5,135,000)
                                                 -----------         -----------
           Net deferred tax liability .........  $(2,718,000)        $(1,330,000)
                                                 ===========         ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

At June 30, 1999, the Company had federal net operating loss ("NOL") carryforwards arising primarily from interest expense on the Senior Notes incurred in connection with the recapitalization mergers. These NOL carryforwards are available to offset future taxable income of $5,940,000, subject to alternative minimum tax limitations. These NOL carryforwards expire in fiscal year 2019.

Deferred income tax expense (benefit) consists of the following for each fiscal year ended June 30:

                                                       1997                1998                1999
                                                   -----------         -----------         -----------
Allowance for doubtful receivables ..............  $    90,000         $    36,000         $  (101,000)
Accruals not currently deductible and other .....     (756,000)           (190,000)           (230,000)
Depreciation ....................................      860,000           1,153,000             425,000
Accrued compensation ............................     (526,000)            282,000             731,000
Net operating loss carryforwards ................           --                  --          (2,213,000)
                                                   -----------         -----------         -----------
                                                   $  (332,000)        $ 1,281,000         ($1,388,000)
                                                   ===========         ===========         ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

Income tax expense (benefit) for each fiscal year ended June 30 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings (loss) before income taxes as follows:

                                                               1997               1998                1999
                                                           -----------        -----------         -----------
Computed "expected" tax expense (benefit)............      $ 3,353,000        $ 1,779,000         $(2,457,000)
Increase (decrease) in taxes resulting from:
State income tax expense, net of
    Federal income tax deduction ....................          605,000            367,000            (500,000)
Nondeductible portion of stock-based compensation ...          299,000            221,000                  --
Nondeductible reorganization costs ..................               --                 --           1,009,000
Other, net ..........................................          150,000            164,000             560,000
                                                           -----------        -----------         -----------
                                                           $ 4,407,000        $ 2,531,000         $(1,388,000)
                                                           ===========        ===========         ===========


(7) EMPLOYEE RETIREMENT PLANS

        The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Contributions to such plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. Amounts contributed to these plans in fiscal 1997, 1998 and 1999 aggregated $1,605,000, $1,772,000 and $2,597,000 respectively. In the event of the Company's partial or total withdrawal from such plans, it may be liable for its share of any unfunded vested benefits thereunder. The Company also may be assessed for its share of any unfunded vested benefits resulting from partial or total withdrawal from such plans and any non-payment by other employer participants. Less than 10% of the Company's employees are covered by a collective bargaining agreement that will expire within one year.

        The Company sponsors a defined contribution 401(k) plan. Subject to certain terms and conditions of the plan, substantially all of the Company's non-union employees are eligible to participate in the plan. The Company may, but is not required to, make matching contributions to the plan each year, which are allocated to each participant's account in proportion to the amount that he or she has contributed to the plan during the applicable plan year. All Company and employee contributions to the plan plus the earnings thereon are 100% vested. Costs incurred under the plan were $152,000, $161,000 and $316,000 related to the plan for the years ended June 30, 1997, 1998 and 1999, respectively.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

(8) STOCK COMPENSATION PLANS

        Employee Stock Purchase Plans - The Company had established employee stock purchase plans. Selected employees were allowed to purchase shares at prices that were determined based on a book value formula. The Company guaranteed to repurchase the shares upon certain events or termination of the employee. The repurchase price that was paid by the Company was determined based on a book value formula that included increased multiples at dates specified in the agreements.

        The stock buy-out plans entered into subsequent to January 28, 1988 gave rise to compensation expense that was accrued over the vesting period based on the difference of the original purchase price and the buy-out price of the shares.

        Shares outstanding that were subject to stock buy-outs were 792,000 at June 30, 1998. The contingent repurchase price of all these shares was $13,328,000 at June 30, 1998.

        Compensation expense related to the stock purchase plans amounted to $1,643,000, $994,000 and $8,869,000 for the years ended June 30, 1997, 1998 and
1999, respectively. The accrued compensation related to stock buy-outs entered into subsequent to January 28, 1988 was reflected as accrued compensation in the accompanying consolidated balance sheet at June 30, 1998.

        Stock Option Plan - In March 1993, the Company adopted a stock option plan (the "Plan") pursuant to which certain key employees were granted options to purchase up to 145,200 shares of the Company's common stock. Stock options were granted in March 1993 with an exercise price equal to $4.88 per share. All stock options have 10-year terms and vest and become fully exercisable after 5 years from the date of grant. In addition, specific vesting provisions provide for an acceleration of the option exercise date in the event of the occurrence of certain changes in control of the Company. Any shares acquired under these agreements are subject to terms similar to the various employee stock buy-out agreements, as described under Employee Stock Purchase Plans. There are no additional options available for grant under the Plan.

        Compensation expense (benefit) related to the stock option plans due to the related stock buy-out agreements amounted to $369,000, $(314,000) and $0 for the years ended June 30, 1997, 1998 and 1999, respectively. The accrued compensation related to the stock option plan was reflected as accrued compensation in the accompanying consolidated balance sheet at June 30, 1998.

        No stock options were outstanding June 30, 1998 and 1999, respectively. There was no stock option activity during the year ended June 30, 1999. All stock options were exercised on June 30, 1998. The Company forgave the exercise price of $4.88 for 118,800 stock options exercised and the resulting compensation expense of $579,000 was included in general and administrative expenses for the year ended June 30, 1998.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

STOCKHOLDERS AGREEMENT

Upon consummation of the Recapitalization Mergers, an affiliate, the management stockholders and Penhall International Corp. entered into a Securities Holders Agreement (the "Stockholders Agreement") containing certain agreements among such stockholders with respect to the capital stock and corporate governance of the Company and its subsidiaries.

        The Stockholders Agreement contains certain provisions, which, with certain exceptions, restrict the ability of the management stockholders from transferring any common stock or Series B preferred stock except pursuant to the terms of the Stockholders Agreement. If the Board of Directors of Penhall International Corp. and holders of at least a majority of the common stock of Penhall International Corp. then outstanding shall approve the sale of Penhall International Corp. or any of its subsidiaries to an unaffiliated third person (an "Approved Sale"), each stockholder of the Company shall consent to, vote for and raise no objections against, and waive dissenters and appraisal rights (if any) with respect to, the Approved Sale and, if such sale shall include the sale of capital stock, each stockholder shall sell such stockholder's capital stock on the terms and conditions approved by the Board of Directors of Penhall International Corp. and the holders of a majority of the common stock of Penhall International Corp. then outstanding. The Stockholders Agreement also provides for certain additional restrictions on transfer of Penhall International Corp.'s common stock and Series B preferred stock by the management stockholders, including the right of Penhall International Corp. to purchase certain common stock and Series B preferred stock of Penhall International Corp. held by a management stockholder upon termination of such management stockholder's employment on or prior to the later of the fifth anniversary of the consummation of the Recapitalization Mergers and the 180th day following an Initial Public Offering (as defined below), at its original issuance price, and the grant of a right of first refusal in favor of Penhall International Corp. in the event a management stockholder elects to transfer such common stock or Series B preferred stock. Under the Stockholders Agreement, a management stockholder has the right, subject to the restrictions set forth in agreements relating to indebtedness of the Company, to require Penhall International Corp. to purchase certain common stock and Series B preferred stock of the Company held by such management stockholder upon termination of such management stockholder's employment on or prior to the later of the fifth anniversary of the consummation of the Recapitalization Mergers and the 180th day following an Initial Public Offering, at its original issuance price. "Initial Public Offering" means the sale by the Company in an underwritten public offering made pursuant to an effective registration statement under the Securities Act of common stock for gross offering proceeds of at least $30 million. The Stockholders Agreement also contains certain provisions that provide the management stockholders with a termination benefit upon termination of employment without cause, death or disability. The amount of the termination benefit is based upon the book value of the common stock and Series B preferred stock, as defined in the Stockholders Agreement. However, if Penhall International Corp. does not meet certain EBITDA growth criteria, the amount that a management stockholder will receive for outstanding common stock or Series B preferred stock under any form of termination is the lower of the original issuance price or book value.

        On August 4, 1998, the Recapitalization Mergers caused the stock buy-out agreements to be terminated and replaced by the terms of the Stockholders Agreement. The Recapitalization Mergers established a new cost basis for the stock under the stock buy-out agreements which resulted in stock-based compensation expense of $8,869,000 which is included in general and administrative expenses for the year ended June 30, 1999. Management shareholders rolled over certain shares in the Recapitalization Mergers at a new cost basis resulting in the reduction of the remaining accrued compensation recorded under the stock buy-out agreements as an equity contribution.

        Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 370,085 shares of common stock and 8,556 shares of Series B preferred stock at June 30, 1999.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

(9) REDEEMABLE PREFERRED STOCK

SENIOR EXCHANGEABLE PREFERRED STOCK

As of August 4, 1998 and in connection with the Recapitalization Mergers, Penhall International Corp. is authorized to issue up to 250,000 shares of preferred stock, par value $.01 per share ("Preferred stock"), of which 10,000 shares have been designated as Senior Exchangeable Preferred stock. With respect to dividend rights and rights on liquidation, winding up and dissolution of Penhall International Corp., the Senior Exchangeable Preferred stock ranks senior to the Common stock, the Series A preferred stock and the Series B Preferred stock. Holders of Senior Exchangeable Preferred stock are entitled to receive, when, as and if declared by the Board of Directors of Penhall International Corp., out of funds legally available for payment thereof, cash dividends on each share of Senior Exchangeable Preferred stock at a rate per annum equal to 10.5% of the Senior Exchangeable Preferred Liquidation Preference (as defined below) of such share before any dividends are declared and paid, or set apart for payment, on any shares of capital stock junior to the Senior Exchangeable Preferred stock ("Senior Exchangeable Junior Stock") with respect to the same dividend period. All dividends shall be cumulative without interest, whether or not earned or declared. "Senior Exchangeable Preferred Liquidation Preference" means, on any specific date, with respect to each share of Senior Exchangeable Preferred stock, the sum of (i) $1,000 per share plus (ii) the accumulated unpaid dividends with respect to such share.

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

        In the event of a voluntary or involuntary liquidation, dissolution or winding up of Penhall International Corp., holders of Senior Exchangeable preferred stock shall be entitled to be paid out of the assets of Penhall International Corp. available for distribution to its stockholders an amount in cash equal to the Senior Exchangeable Preferred Liquidation Preference per share, plus an amount equal to a prorated dividend from the last dividend payment date to the date fixed for liquidation, dissolution or winding up, before any distribution is made on any shares of Senior Exchangeable Junior Stock. If such available assets are insufficient to pay the holders of the outstanding shares of Senior Exchangeable referred stock in full, such assets, or the proceeds thereof, shall be distributed ratably among such holders. Except as otherwise required by law, the holders of Senior Exchangeable preferred stock have no voting rights and are not entitled to any notice of meeting of stockholders.

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

        In the event of a voluntary or involuntary liquidation, dissolution or winding up of Penhall International Corp., holders of Series A preferred stock shall be entitled to be paid out of the assets of Penhall International Corp. available for distribution to its stockholders an amount in cash equal to the Liquidation Preference per share, plus an amount equal to a prorated dividend from the last dividend payment date to the date fixed for liquidation, dissolution or winding up, before any distribution is made on any shares of junior stock. If such available assets are insufficient to pay the holders of the outstanding shares of Series A preferred stock in full, such assets, or the proceeds thereof, shall be distributed ratably among such holders. Except as otherwise required by law, the holders of Series A preferred stock have no voting rights and are not entitled to any notice of meeting of stockholders.

SERIES B PREFERRED STOCK

        The Company has designated 50,000 shares of preferred stock as Series B preferred stock. The preferences and relative, participating, optional and other special rights and qualifications, limitations and restrictions (including, without limitation, dividend rights and rights on liquidation, winding up and dissolution of the Company) of the Series B preferred stock are identical to those of the Series A preferred stock, except that the Series B preferred stock is not subject to any mandatory or optional redemption by the Company.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

(10) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

        The Company and its subsidiaries lease various properties and equipment under long-term agreements, which expire at varying dates through 2004. Certain of these leases provide for renegotiations of annual rentals at specified dates. Rent expense was $452,000, $561,000 and $821,000 for the years ended June 30, 1997, 1998 and 1999 respectively.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:


YEARS ENDING JUNE 30:                    JUNE 30, 1999
---------------------                    -------------
2000 ....................................  $1,260,000
2001 ....................................     841,000
2002 ....................................     704,000
2003 ....................................     454,000
2004 ....................................     276,000
-----                                      ----------
                                           $3,535,000
                                           ==========

CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to credit risk consist primarily of cash accounts, and contract and trade receivables.

CASH

        At June 30, 1998 and 1999, the Company had approximately $234,000 and $1,205,000, respectively, on deposit at one financial institution. At June 30, 1999 the Company also had approximately $1,853,000 on deposit at a second financial institution.

ENVIRONMENTAL REMEDIATION COSTS

        During fiscal 1999, the Company was required to comply with regulatory obligations to upgrade or close underground storage tanks under the Resource Conservation and Recovery Act of 1980, including all applicable requirements of state regulatory agencies by December 22, 1998. The Company complied with all regulatory obligations in a timely manner. As of June 30, 1998, the Company estimated the cost of compliance to be $72,000, which amount was accrued at June 30, 1998. Actual cost of compliance was approximately $100,000.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

LETTERS OF CREDIT

        As of June 30, 1999, the Company has outstanding standby letters of credit of $3,450,000 with a financial institution for the benefit of certain customers of the Company. The standby letters of credit, which reduce the amount of borrowing available under the Company's New Credit Facility (see Note 5), expire as follows:

                         $   450,000   March 1, 2000
                           1,000,000   August 21, 2000
                           2,000,000   December 21, 1999
                         -----------
                         $ 3,450,000
                         ===========

LITIGATION

        There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

CERTAIN FEES PAYABLE TO BRS; BRS MANAGEMENT AGREEMENT

        Upon consummation of the Transactions, the Company paid the Third Party a closing fee of $2.0 million (the "Closing Fee"). In addition, the Company entered into a management services agreement (the "Management Agreement") with the Third Party pursuant to which the Third Party will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The Closing Fee and the fees payable pursuant to the Management Agreement were negotiated on an arm's-length basis by representatives of the Third Party and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company.

(11) RELATED PARTY TRANSACTIONS AND NOTES PAYABLE TO STOCKHOLDERS

        In December 1997, the Company repurchased 7,107 shares from a stockholder with a $111,000 promissory note. The note bore interest at 8.0% and was payable in monthly principal and interest installments of $8,333. All unpaid principal and interest was paid in January 1999.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

(12) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                        JUNE 30,             JUNE 30,
                                                          1998                 1999
                                                      ------------         ------------
Costs incurred on uncompleted contracts ............  $ 24,533,000         $ 30,160,000
Estimated earnings to date .........................     3,279,000            6,471,000
                                                      ------------         ------------
                                                        27,812,000           36,631,000
Less billings to date ..............................    27,501,000           34,527,000
                                                      ------------         ------------
                                                      $    311,000         $  2,104,000
                                                      ============         ============
Included in accompanying consolidated balance
   sheets under the following captions:

     Costs and estimated earnings in excess of .....  $    976,000         $  3,154,000
       billings on uncompleted contracts
     Billings in excess of costs and estimated
       earnings on uncompleted contracts ...........      (665,000)          (1,050,000)
                                                      ------------         ------------
                                                      $    311,000         $  2,104,000
                                                      ============         ============


(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1998 and 1999.

                                                         1998                                    1999
                                           --------------------------------        --------------------------------
                                             CARRYING             FAIR               CARRYING             FAIR
                                              AMOUNT              VALUE               AMOUNT              VALUE
                                           ------------        ------------        ------------        ------------
Financial assets:
   Cash .................................  $    234,000        $    234,000        $  3,085,000        $  3,085,000
   Net receivables ......................    29,312,000          29,312,000          31,488,000          31,488,000
Financial liabilities:
   Current installments of
         long-term debt .................     2,034,000           2,034,000           3,274,000           3,274,000
   Current installments of
     notes payable to stockholders ......       131,000             131,000                  --                  --
   Trade accounts payable ...............     7,532,000           7,532,000           8,908,000           8,908,000
   Long-term debt, excluding current
     installments .......................    16,125,000          16,123,000          27,437,000          27,437,000
   Senior Notes .........................            --                  --         100,000,000          96,900,000
   Notes payable to stockholders,
     excluding current installments .....       274,000             274,000                  --                  --

        The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash, net receivables, current installments of long-term debt, current installments of notes payable to stockholders, and trade accounts payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

        Long-term debt, excluding current installments, Senior Notes and notes payable to stockholders: The fair value of the Company's long-term debt, Senior Notes and notes payable to stockholders is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company as of the date of the consolidated balance sheets for similar debt instruments of comparable maturities by the Company's bankers.

(14) HIGHWAY SERVICES ACQUISITION

        On April 29, 1998, Penhall Company, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Highway Services, Inc.
(HSI) for approximately $9,654,000 plus the assumption of approximately $1,324,000 of liabilities. Penhall Company paid approximately $5,962,000 in cash, with the remainder payable in equal installments in April 1999 and 2000 pursuant to a $3,692,000 secured promissory note, which bears interest at 5.51% per annum. HSI is based in Minnesota and operates in approximately 25 states and is a national provider of construction services including grinding, grooving, sawing, sealing and pavement replacement. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HSI have been

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

included in the Company's consolidated financial statements since April 29, 1998. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8,291,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also required certain stockholders of HSI to purchase 3,147 shares of the Company's common stock for $1,000,000.

        The following unaudited pro forma financial information presents the combined results of operations of the Company and HSI as if the acquisition had occurred as of the beginning of fiscal year 1997 and 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, and related income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HSI constituted a single entity during such periods.

                                                                (UNAUDITED)
                                                            YEAR ENDED JUNE 30,
                                                      --------------------------------
                                                           1997                1998
                                                      ------------        ------------
Revenues ...........................................  $114,238,000        $114,706,000
                                                      ------------        ------------
Net earnings .......................................  $  7,061,000        $  3,701,000
                                                      ------------        ------------

Earnings per share:
   Basic ...........................................  $       1.67        $        .87
   Diluted .........................................  $       1.64        $        .85
Weighted average number of shares outstanding:
   Basic ...........................................     4,232,585           4,277,888
   Diluted .........................................     4,305,607           4,355,303

(15) ACQUISITIONS

        The Company completed the following acquisitions during fiscal 1999, which were accounted for as purchases:

        In October 1998, the Company purchased certain assets of Daley Concrete Cutting, a division of U.S. Rentals for $3,743,000 cash. The excess of the purchase price over the fair value of the net identifiable assets acquired of $300,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

        In November 1998, the Company purchased Lipscomb Concrete Cutting for $4,251,000. The purchase price included a cash payment of $3,376,000 and a seller unsecured carryback note of $876,000 at 6% interest, all due and payable November 1, 1999, subject to certain conditions.

        In April 1999, the Company purchased certain assets of Diamond Concrete Services for $388,000 cash.

        In June 1999, the Company purchased certain assets of Prospect Drilling and Sawing for $1,528,000. The purchase price included a cash payment of $500,000, and a seller unsecured carryback note of $1,028,000 at 9.25% interest, due in three annual installments through June 2002.

        Pro-forma information has not been presented since the results of these operations did not have a significant effect on Penhall's consolidated operations.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 1998 AND 1999

(16) GUARANTORS AND FINANCIAL INFORMATION

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

        The condensed consolidating financial information presents condensed financial statements as of June 30, 1998 and for the years ended June 30, 1997, and 1998 of:

        a) Penhall Rental Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

        b)      the Subsidiaries (Penhall International Corp. and Penhall
                Company),

        c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

        d)      the Company on a consolidated basis.

        The condensed consolidating financial information presents condensed financial statements as of and for the year ended June 30, 1999 of:

        a) Penhall International Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

        b)      the Guarantor Subsidiaries (Penhall Rental Corp. and Penhall
                Company),

        c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

        d)      the Company on a consolidated basis.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                     JUNE 30, 1998
                                                     -------------------------------------------------------------------------------
                                                       PENHALL
                                                    INTERNATIONAL   PENHALL RENTAL      PENHALL
                                                         CORP.           CORP.           COMPANY       ELIMINATIONS     CONSOLIDATED
                                                     ------------    ------------     ------------     ------------     ------------
Assets
   Current assets:
     Receivables, net .............................  $  4,648,000    $  2,399,000     $ 22,265,000     $         --     $ 29,312,000
     Inventories ..................................       169,000              --        1,289,000               --        1,458,000
     Costs and estimated earnings in excess of
       billings on uncompleted contracts ..........       174,000              --          802,000               --          976,000
     Intercompany assets ..........................     2,518,000      16,075,000        8,946,000      (27,539,000)              --
     Other current assets .........................       309,000         700,000          786,000               --        1,795,000
                                                     ------------    ------------     ------------     ------------     ------------
       Total current assets . .....................     7,818,000      19,174,000       34,088,000      (27,539,000)      33,541,000
   Net property, plant and equipment ..............     4,729,000       8,844,000       31,434,000               --       45,007,000
   Other assets, net ..............................       561,000       1,006,000        8,208,000               --        9,775,000
   Investment in subsidiaries .....................            --      44,525,000               --      (44,525,000)              --
                                                     ------------    ------------     ------------     ------------     ------------
                                                     $ 13,108,000    $ 73,549,000     $ 73,730,000     $(72,064,000)    $ 88,323,000
                                                     ============    ============     ============     ============     ============
Liabilities and Stockholders' Equity:
   Current installments of long-term
     debt and notes payable to stockholders .......  $    185,000    $    132,000     $  1,848,000     $         --     $  2,165,000
   Trade accounts payable .........................       844,000           7,000        6,681,000               --        7,532,000
   Accrued liabilities ............................       961,000       4,243,000        3,837,000               --        9,041,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts ....................................       147,000              --          518,000               --          665,000
   Intercompany liabilities . .....................     3,306,000       6,834,000       17,399,000      (27,539,000)              --
                                                     ------------    ------------     ------------     ------------     ------------
       Total current liabilities ..................     5,443,000      11,216,000       30,283,000      (27,539,000)      19,403,000
   Long-term debt, excluding current installments..       196,000      14,356,000        1,847,000               --       16,399,000
   Deferred tax liabilities . .....................       581,000        (935,000)       3,963,000               --        3,609,000
   Accrued compensation ...........................            --       5,306,000               --               --        5,306,000
   Stockholders' equity ...........................     6,888,000      43,606,000       37,637,000      (44,525,000)      43,606,000
                                                     ------------    ------------     ------------     ------------     ------------
                                                     $ 13,108,000    $ 73,549,000     $ 73,730,000     $(72,064,000)    $ 88,323,000
                                                     ============    ============     ============     ============     ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                   JUNE 30, 1999
                                               ------------------------------------------------------------------------------------
                                                  PENHALL
                                               INTERNATIONAL    PENHALL RENTAL       PENHALL
                                                   CORP.            CORP.            COMPANY         ELIMINATIONS     CONSOLIDATED
                                               -------------     -------------     -------------     -------------    -------------
Assets
   Current assets:
     Receivables, net .......................  $          --     $          --     $  31,488,000     $          --    $  31,488,000
     Inventories ............................             --                --         1,316,000                          1,316,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts ................             --                --         3,154,000                          3,154,000
     Intercompany assets ....................     58,069,000                --                --       (58,069,000)              --
     Other current assets ...................      3,481,000         1,877,000         3,103,000        (1,133,000)       7,328,000
                                               -------------     -------------     -------------     -------------    -------------
       Total current assets . ...............     61,550,000         1,877,000        39,061,000       (59,202,000)      43,286,000
   Net property, plant and equipment ........             --         9,171,000        46,426,000                         55,597,000
   Other assets, net ........................      5,824,000                --         9,456,000                         15,280,000
   Investment in parent .....................             --         4,001,000                --        (4,001,000)              --
   Investment in subsidiaries ...............     25,989,000                --                --       (25,989,000)              --
                                               -------------     -------------     -------------     -------------    -------------
                                               $  93,363,000     $  15,049,000     $  94,943,000     $ (89,192,000)   $ 114,163,000
                                               =============     =============     =============     =============    =============

Liabilities and Stockholders'
   Equity (Deficit):
   Current installments of long-term
     debt and notes payable to stockholders..  $          --     $       2,000     $   3,272,000     $                $   3,274,000
   Trade accounts payable ...................             --           165,000         8,743,000                          8,908,000
   Accrued liabilities ......................      5,158,000                --         7,577,000                         12,735,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts ..............................             --                --         1,050,000                          1,050,000
   Intercompany liabilities .................      1,939,000        41,679,000        20,893,000       (64,511,000)              --
                                               -------------     -------------     -------------     -------------    -------------
       Total current liabilities ............      7,097,000        41,846,000        41,535,000       (64,511,000)      25,967,000
   Long-term debt, excluding
     current installments ...................     26,500,000           213,000           724,000                         27,437,000
   Senior notes .............................    100,000,000                --                --                --      100,000,000
   Deferred tax liabilities . ...............             --        (5,406,000)        5,090,000         5,309,000        4,993,000
   Accrued Compensation .....................             --                --                --                --
   Senior Exchangeable Preferred stock ......     10,999,000                --                --                         10,999,000
   Series A Preferred stock .................     11,732,000                --                --                         11,732,000
   Stockholders' equity (deficit) ...........    (62,965,000)      (21,604,000)       47,594,000       (29,990,000)     (66,965,000)
                                               -------------     -------------     -------------     -------------    -------------
                                               $  93,363,000     $  15,049,000     $  94,943,000     $ (89,192,000)   $ 114,163,000
                                               =============     =============     =============     =============    =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                      YEAR ENDED JUNE 30, 1997
                                         ---------------------------------------------------------------------------------
                                           PENHALL
                                        INTERNATIONAL    PENHALL RENTAL       PENHALL
                                             CORP.           CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                         -----------     --------------     -----------      -----------       -----------
Revenues ..............................  $16,544,000      $ 2,879,000       $78,748,000      $(2,873,000)      $95,298,000
Cost of revenues ......................   11,567,000           48,000        56,926,000               --        68,541,000
                                         -----------      -----------       -----------      -----------       -----------
   Gross profit .......................    4,977,000        2,831,000        21,822,000       (2,873,000)       26,757,000
General and administrative expenses ...    3,221,000        4,227,000        11,627,000       (2,122,000)       16,953,000
Other operating income, net ...........      125,000               --           746,000               --           871,000
Equity earnings in subsidiaries .......           --        7,025,000                --       (7,025,000)               --
                                         -----------      -----------       -----------      -----------       -----------
   Earnings before interest
     expense and income taxes .........    1,881,000        5,629,000        10,941,000       (7,776,000)       10,675,000
Interest expense ......................      220,000          751,000           591,000         (751,000)          811,000
                                         -----------      -----------       -----------      -----------       -----------
   Earnings before income taxes .......    1,661,000        4,878,000        10,350,000       (7,025,000)        9,864,000
Income tax expense (benefit) ..........      676,000         (579,000)        4,310,000               --         4,407,000
                                         -----------      -----------       -----------      -----------       -----------
Net earnings ..........................  $   985,000      $ 5,457,000       $ 6,040,000      $(7,025,000)      $ 5,457,000
                                         ===========      ===========       ===========      ===========       ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                      YEAR ENDED JUNE 30, 1998
                                        -----------------------------------------------------------------------------------
                                           PENHALL
                                        INTERNATIONAL    PENHALL RENTAL       PENHALL
                                            CORP.            CORP.            COMPANY       ELIMINATIONS       CONSOLIDATED
                                        -------------    --------------     -----------     ------------       ------------
Revenues .............................   $19,952,000      $ 3,213,000       $81,218,000      $(3,213,000)      $101,170,000
Cost of revenues .....................    13,316,000          (35,000)       59,114,000               --         72,395,000
                                         -----------      -----------       -----------      -----------       ------------
   Gross profit ......................     6,636,000        3,248,000        22,104,000       (3,213,000)        28,775,000
General and administrative expenses ..     3,804,000        3,445,000        13,718,000       (2,294,000)        18,673,000
Reorganization expenses ..............            --        1,207,000                --               --          1,207,000
Other compensation ...................            --        3,271,000                --               --          3,271,000
Other operating income, net ..........       105,000            6,000           533,000               --            644,000
Equity earnings in subsidiaries ......            --        6,441,000                --       (6,441,000)                --
                                         -----------      -----------       -----------      -----------       ------------
   Earnings before interest
     expense and income taxes ........     2,937,000        1,772,000         8,919,000       (7,360,000)         6,268,000
Interest expense .....................       193,000          926,000           836,000         (919,000)         1,036,000
                                         -----------      -----------       -----------      -----------       ------------
   Earnings before income taxes ......     2,744,000          846,000         8,083,000       (6,441,000)         5,232,000
Income tax expense (benefit) .........     1,105,000       (1,855,000)        3,281,000               --          2,531,000
                                         -----------      -----------       -----------      -----------       ------------
Net earnings .........................   $ 1,639,000      $ 2,701,000       $ 4,802,000      $(6,441,000)      $  2,701,000
                                         ===========      ===========       ===========      ===========       ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                      YEAR ENDED JUNE 30, 1999
                                        -----------------------------------------------------------------------------------
                                        PENHALL
                                     INTERNATIONAL      PENHALL RENTAL        PENHALL
                                         CORP.               CORP.            COMPANY        ELIMINATIONS        CONSOLIDATED
                                     -------------      --------------      ------------     -------------       ------------
Revenues ........................    $   5,904,000      $   1,244,000      $ 137,542,000     $  (1,244,000)     $ 143,446,000
Cost of revenues ................        3,569,000              5,000         97,815,000                          101,389,000
                                      ------------       ------------       ------------     -------------       ------------
   Gross profit .................        2,335,000          1,239,000         39,727,000        (1,244,000)        42,057,000
General and administrative
   expenses .....................        1,390,000          9,412,000         23,035,000        (1,267,000)        32,570,000

Reorganization expenses..........             --            3,501,000               --                              3,501,000
Other operating income, net .....           84,000            919,000            818,000          (700,000)         1,121,000

Equity earnings in subsidiaries..        3,489,000               --                 --          (3,489,000)              --
                                      ------------       ------------       ------------     -------------       ------------
   Earnings (loss) before
     interest expense and income
     taxes ......................        4,518,000        (10,755,000)        17,510,000        (4,166,000)         7,107,000
Interest expense ................       13,552,000            168,000            591,000            23,000         14,334,000
                                      ------------       ------------       ------------     -------------       ------------
   Earnings (loss) before income
     taxes ......................       (9,034,000)       (10,923,000)        16,919,000        (4,189,000)        (7,227,000)
Income tax expense (benefit) ....       (3,895,000)        (4,456,000)         6,963,000              --           (1,388,000)
                                      ------------       ------------       ------------     -------------       ------------
Net earnings (loss) .............     $ (5,139,000)      $ (6,467,000)      $  9,956,000     $  (4,189,000)      $ (5,839,000)
                                      ============       ============       ============     =============       ============

                                PENHALL INTERNATIONAL CORP.
                                     AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1998 AND 1999

                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                        Year Ended June 30, 1997
                                            ---------------------------------------------------------------------------------------
                                              PENHALL
                                            INTERNATIONAL    PENHALL RENTAL      PENHALL
                                                CORP.             CORP.           COMPANY          ELIMINATIONS       CONSOLIDATED
                                            -------------    --------------     -------------      -------------      -------------
Net cash provided by (used in)
 operating activities ...................    $  1,774,000      $    703,000      $  6,085,000                         $  8,562,000
                                            -------------    --------------     -------------      -------------      -------------
Cash flows from investing
 activities:

  Proceeds from sale of assets ..........         218,000             7,000           778,000                            1,003,000
  Capital expenditures ..................      (1,619,000)         (900,000)      (13,570,000)                        (16,089,000)
                                            -------------    --------------     -------------      -------------      -------------
  Net cash used in investing activities..      (1,401,000)         (893,000)      (12,792,000)                        (15,086,000)
                                            -------------    --------------     -------------      -------------      -------------
Cash flows from financing activities:

  Due to (from) affiliates ..............        (842,000)       (5,929,000)        6,771,000                                  --
  Borrowings under long-term debt .......              --        31,744,000                --                          31,744,000
  Repayments of long-term debt ..........              --       (26,495,000)               --                         (26,495,000)
  Paydown on notes payable to
   stockholders .........................              --          (750,000)               --                            (750,000)
  Proceeds from issuance of common
   stock ................................              --         1,764,000                --                           1,764,000
                                            -------------    --------------     -------------      -------------      -------------
   Net cash provided by  (used in)
      financing activities ..............        (842,000)          334,000         6,771,000                 --        6,263,000
                                            -------------    --------------     -------------      -------------      -------------
   Net increase (decrease) in cash ......        (469,000)          144,000            64,000                            (261,000)
Cash at beginning of year ...............         469,000             6,000           462,000                             937,000
                                            -------------    --------------     -------------      -------------      -------------
Cash at end of year .....................    $         --      $    150,000      $    526,000                        $    676,000
                                            =============    ==============     =============      =============     ==============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (Continued)
                             June 30, 1998 and 1999

                 Condensed Consolidating Statement Of Cash Flows


                                                                        Year Ended June 30, 1998
                                          ------------------------------------------------------------------------------------
                                             Penhall           Penhall
                                           International        Rental         Penhall
                                               Corp.             Corp.         Company         Eliminations       Consolidated
                                          ------------      -------------     ------------     ------------       ------------
Net cash provided by (used in)
 operating activities ...............     $  1,547,000      $    (56,000)     $ 15,137,000                        $ 16,628,000
                                          ------------      ------------      ------------     ------------       ------------
Cash flows from investing
activities:
Proceeds from sale of assets ........          113,000             1,000         1,008,000                           1,122,000
Capital expenditures ................       (1,165,000)         (781,000)      (10,341,000)                        (12,287,000)
Acquisition of companies, net of
cash acquired .......................               --                --        (5,882,000)                         (5,882,000)
                                          ------------      ------------      ------------     ------------       ------------
        Net cash used in
         investing activities .......       (1,052,000)         (780,000)      (15,215,000)                        (17,047,000)
                                          ------------      ------------      ------------     ------------       ------------
Cash flows from financing activities:
  Due to (from) affiliates ..........          299,000         (1,491,00)        1,192,000                                  --
  Borrowings under long-term debt ...                         29,708,000           633,000                          30,341,000
  Repayments of long-term debt ......         (175,000)      (27,625,000)       (2,024,000)                        (29,824,000)
  Paydown on notes payable to
   stockholders .....................               --          (765,000)               --                            (765,000)
  Debt issuance costs ...............         (719,000)               --                --                            (719,000)
  Proceeds from issuance of common
   stock ............................               --         1,000,000                --                           1,000,000

  Repurchase of common stock ........               --           (56,000)               --                             (56,000)
                                          ------------      ------------      ------------     ------------       ------------
        Net cash provided by
         (used in) financing
         activities .................         (595,000)          771,000          (199,000)                            (23,000)
                                          ------------      ------------      ------------     ------------       ------------
        Net (decrease)
         in cash ....................         (100,000)          (65,000)         (277,000)                           (442,000)
Cash at beginning of year ...........               --           150,000           526,000                             676,000
                                          ------------      ------------      ------------     ------------       ------------
Cash at end of year .................     $   (100,000)     $     85,000      $    249,000                        $    234,000
                                          ============      ============      ============     ============       ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (Continued)
                             June 30, 1998 and 1999

                 Condensed Consolidating Statement Of Cash Flows


                                                                               Year Ended June 30, 1999
                                          -----------------------------------------------------------------------------------------
                                              Penhall           Penhall
                                           International         Rental            Penhall
                                               Corp.              Corp.            Company          Eliminations       Consolidated
                                          --------------     --------------     -------------      --------------     -------------
Net cash provided by (used in)
operating activities ................     $    (593,000)     $ (16,821,000)     $  18,240,000      $    (700,000)     $     126,000
                                          --------------     --------------     -------------      --------------     -------------
Cash flows from investing
activities:
Proceeds from sale of assets ........            76,000            363,000            529,000                               968,000
Capital expenditures ................          (865,000)          (921,000)       (13,283,000)                         (15,069,000)
Acquisitions of companies, net of
cash acquired .......................                --                 --         (7,700,000)                          (7,700,000)
                                          --------------     --------------     -------------      --------------     -------------
         Net cash used in
         investing activities .......          (789,000)          (558,000)       (20,454,000)                --        (21,801,000)
                                          --------------     --------------     -------------      --------------     -------------
Cash flows from financing activities:
Due to (from) affiliates ............       (36,415,000)        33,421,000          2,994,000                                    --
Book overdraft ......................                --                 --          2,471,000                             2,471,000
Borrowings under long-term debt .....        43,200,000          2,745,000                 --                            45,945,000
Repayments of long-term debt ........       (16,700,000)       (16,614,000)        (2,268,000)                         (35,582,000)
Paydown on notes payable to
   stockholders .....................                --           (405,000)                --                             (405,000)
Borrowings on Senior Notes ..........       100,000,000                 --                 --                           100,000,000
Debt issuance costs .................        (5,916,000)                --                 --                           (5,916,000)
Dividends paid ......................          (700,000)                --                 --            700,000                 --
Proceeds from issuance of common
stock ...............................           399,000                 --                 --                               399,000
Repurchase of common stock ..........       (93,050,000)                --                 --                          (93,050,000)
Issuance of Series A Preferred
Stock ...............................        10,427,000                 --                 --                            10,427,000
Issuance of Series B Preferred
Stock ...............................           237,000                 --                 --                               237,000
                                          --------------     --------------     -------------      --------------     -------------
      Net cash provided by
         financing
         activities .................         1,482,000         19,147,000          3,197,000            700,000         24,526,000
                                          --------------     --------------     -------------      --------------     -------------
        Net increase
         in cash ....................           100,000          1,768,000            983,000                             2,851,000
Cash at beginning of year ...........          (100,000)            85,000            249,000                               234,000
                                          --------------     --------------     -------------      --------------     -------------
Cash at end of year .................     $          --      $   1,853,000      $   1,232,000      $          --      $   3,085,000
                                          ==============     ==============     =============      ==============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (Continued)
                             June 30, 1998 and 1999

(17)      SUPPLEMENTARY CASH FLOW INFORMATION

        The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities:


                                                                    1997            1998            1999
                                                                    ----            ----            ----
Cash paid (received) during the year for:
     Income taxes ......................................     $ 4,390,000     $ 2,730,000     $(2,294,000)
     Interest ..........................................         746,000       1,085,000       8,334,000
                                                             ===========     ===========     ===========
Noncash investing and financing activities -
      Borrowings related to the acquisition of assets ..     $   556,000     $ 3,692,000     $ 1,904,000
      Exercise of stock options ........................              --         708,000              --
      Issuance of Senior Exchangeable Preferred Stock in
         connection with the Recapitalization Mergers
                                                                      --              --      10,000,000
      Accretion of preferred stock to redemption value .              --              --       2,304,000
      Accrual of cumulative dividends on preferred stock              --              --       2,323,000
      Issuance of Series B Preferred Stock .............              --              --      18,336,000



The fair value of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Cutting and Prospect Drilling and Sawing net assets at the date of acquisition was $3.4 million, $3.4 million, $.4 million and $.6 million, respectively. Goodwill of $300,000 was recorded in connection with the acquisitions.

The following table details the fiscal 1999 acquisitions:


Accounts receivable, net .........     $1,452,000
Inventory ........................        317,000
Prepaid expenses .................        507,000
Property, plant and equipment ....      6,725,000
Goodwill .........................        300,000
Other assets .....................      1,330,000
Trade accounts payable ...........        298,000
Accrued liabilities ..............        288,000
Amounts due to parent company, net        108,000
Long-term debt ...................      2,237,000
                                        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the directors and executive officers of the Company. Directors of the Company hold their offices for a term of one year or until their successors are elected and qualified; executive officers of the Company serve at the discretion of the Board of Directors. For information concerning certain arrangements with respect to the election of directors.


   NAME                                         AGE   TITLE
   ----                                         ---   -----
   John T. Sawyer...........................     55   Chairman of the Board of Directors, President
                                                      and Chief Executive Officer
   Clark George Bush........................     44   Vice President and Regional Manager, Southern
                                                      California Region
   M. Bruce Repchinuck......................     51   Vice President and Regional Manager,
                                                      Northwest Region
   Bruce F. Varney..........................     47   Vice President and Regional Manager,
                                                      Southwest Region
   John T.                                       55   Vice President-Finance and Chief Financial
     Vinke......................................      Officer
   David S. Neal............................     37   Regional Manager, Southern Region
   Gary Aamold..............................     49   Vice President and Regional Manager,
                                                      Highway Services Division
   Bruce C. Bruckmann.......................     45   Director
   Harold O. Rosser II......................     50   Director



        John T. Sawyer, Chairman of the Board of Directors, President and Chief Executive Officer, joined Penhall in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer has been President of Penhall since 1989.

        Clark George Bush, Vice President and Regional Manager, Southern California Region, joined Penhall in 1980 as an Estimator and Jobsite Manager and became a Division Manager in 1984. Mr. Bush was promoted to Regional Manager of Southern California in 1986. In 1990, Mr. Bush was appointed as President of the Company, where he served until his recent appointment as Vice President of Penhall with responsibility for the Southern California region.

        M. Bruce Repchinuck, Vice President and Regional Manager, Northwest Region, began his career with Penhall in 1975 and served in several capacities before being named as Manager of the Oakland Division in 1980. In 1987, Mr. Repchinuck was promoted to Regional Manager and in 1989 was named as Vice President. Mr. Repchinuck currently serves as Regional Manager of the Northwest region.

        Bruce F. Varney, Vice President and Regional Manager, Southwest Region, began his employment with Penhall in 1977, and in 1981 was named Manager of the San Diego Division. From 1991 to 1993, Mr. Varney served as Regional Manager for Southern California, and in 1993 he was appointed as Southwest Regional Manager. In April 1998, Mr. Varney was promoted to Vice President.

        John T. Vinke, Vice President-Finance and Chief Financial Officer, joined Penhall in July 1999 as Chief Financial Officer. From 1994 to 1999, Mr. Vinke was Vice President-Finance and Chief Financial Officer for Special Devices Incorporated. Mr. Vinke is a Certified Public Accountant.

        David S. Neal, Regional Manager, Southern Region, joined Penhall in 1990. Mr. Neal served as an estimator and division manager prior to being named Regional Manager in April 1998. Prior to joining Penhall, Mr. Neal held several project management positions in the highway contracting industry.

        Gary Aamold, Vice President and Regional Manager, Highway Services Division, joined Penhall as a result of the HSI Acquisition in April 1998. Since 1989, Mr. Aamold has served in various managerial capacities for HSI.

        Bruce C. Bruckmann, Director, is a Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. (the "Sponsor"). Prior to forming the Sponsor in 1995, Mr. Bruckmann was an officer of Citicorp Venture Capital Ltd. from 1983 through 1994. Previously, he was an associate at the New York law firm of Patterson, Belknap, Webb & Tyler. Mr. Bruckmann is a director of AmeriSource Health Corporation, Anvil Knitwear, Inc., California Pizza Kitchen, Inc., Chromecraft Revington Corporation, Cort Furniture Rental Corp., Jitney-Jungle Stores of America, Inc., MEDIQ Incorporated, Mohawk Industries, Inc. and Town Sports International, Inc.

        Harold O. Rosser II, Director, is a Managing Director of the Sponsor. Prior to forming the Sponsor in 1995, Mr. Rosser was an officer of Citicorp Venture Capital Ltd. from 1987 through 1994. Previously, he spent twelve years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser is a director of American Paper Group, Inc., B&G Foods, Inc., California Pizza Kitchen, Inc., Jitney-Jungle Stores of America, Inc. and Acapulco Restaurants, Inc.

DIRECTOR COMPENSATION AND ARRANGEMENTS

        Following consummation of the Transactions, each non-employee director of the Company will be paid an annual retainer of $12,000 plus fees of $1,000 for each board meeting attended and $500 for each committee meeting attended. Directors who are employees of the Company will not receive additional compensation as directors.

ITEM 11.  EXECUTIVE COMPENSATION.

               The following table summarizes the compensation paid or accrued for fiscal 1999 to the Chief Executive Officer of Penhall and to each of the four other most highly compensated executive officers of Penhall. Upon consummation of the Transactions, Roger C. Stull retired as Chief Executive Officer of Penhall.


                                            SUMMARY COMPENSATION TABLE
                                               ANNUAL COMPENSATION

                                                                                 OTHER ANNUAL      ALL OTHER
NAME AND PRINCIPAL POSITION                             SALARY(1)    BONUS     COMPENSATION(2)  COMPENSATION(3)
---------------------------                             --------   --------    --------------   --------------
John T. Sawyer...................................       $260,000   $167,025        $8,856          $4,785(4)
Chief Executive Officer-Penhall and President-PenCo
C. George Bush...................................        170,077     85,000         8,856           3,458(5)
Vice President-Penhall
M. Bruce Repchinuck..............................        154,240     70,000         8,856           3,458(6)
Vice President-Penhall
Bruce F. Varney..................................        144,798    107,772         8,856           4,131(7)
Vice President-Penhall
Gary L. Aamond...................................        103,846     49,000             -           7,477(8)
Vice President-Penhall


-----------

(1) Includes amounts contributed as salary deferral contributions in fiscal 1999 under the Penhall International, Inc. and Affiliated Companies Employees' Profit Sharing (401(k)) Plan (the "Plan"), as follows:
        $10,000 for Mr. Sawyer; $10,078 for Mr. Bush; $11,240 for Mr.
        Repchinuck; $9,800 for Mr. Varney; and $2,000 for Mr. Aamold.

(2) Includes the amount attributable to the use of an automobile furnished by Penhall.

(3) Includes Penhall matching contributions under the Plan, premiums for group term and split-dollar life insurance, premiums for health care insurance and long-term disability insurance premiums.

(4) Includes $910 of Penhall matching contributions under the Plan, approximately $261 of premiums for group term life insurance, approximately $3,184 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(5) Includes $910 of Penhall matching contributions under the Plan, approximately $324 of premiums for group term life insurance, approximately $1,794 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(6) Includes $910 of Penhall matching contributions under the Plan, approximately $324 of premiums for group term life insurance, approximately $1,794 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(7) Includes $910 of Penhall matching contributions under the Plan, approximately $324 of premiums for group term life insurance, approximately $2,467 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(8) Includes $210 of premiums for short-term disability insurance, $5,888 of premiums for health care insurance and $1,379 of premiums for residual income disability insurance.

EMPLOYMENT AGREEMENTS

        Upon consummation of the Transactions, the Company entered into a five-year employment agreement with John T. Sawyer pursuant to which Mr. Sawyer is employed as President and Chief Executive Officer of the Company; the Company also entered into three-year employment agreements with Messrs. Bush and Varney pursuant to which each of such executives is employed as a Vice President of the Company. The agreements provide for a base salary (approximately $246,000 for Mr. Sawyer, $134,000 for C. George Bush and $119,000 for Bruce F. Varney), which will be subject to annual merit increases and an annual performance bonus. In addition, the agreements provide for the receipt by the executives of standard company benefits. The agreements are terminable by the Company with or without cause. In the event an agreement is terminated without cause, the executive will be entitled to continue to receive his base salary and, for certain executives, bonus, and certain other benefits, for specified periods. Following any termination of employment of an executive, it is expected that the executive will be subject to a non-competition covenant with a duration of two years pursuant to the terms of the Stockholders Agreement (as defined).

401(k) PLAN

        Penhall sponsors the Penhall International, Inc. and Affiliated Companies Employees' Profit Sharing (401(k)) Plan (the "Plan"), which is intended to satisfy the tax qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Subject to certain terms and conditions of the Plan, substantially all of Penhall's non-union employees are eligible to participate in the Plan. Eligible employees may contribute between 1% and 15% of their compensation to the Plan on a pre-tax basis.

        Penhall may, but is not required, to make matching contributions to the Plan each year. Any matching contributions will be allocated to each participant's account under the Plan proportionate to the amount that he or she has contributed to the Plan during the applicable Plan year. All Penhall and employee contributions to the Plan are allocated to a participant's individual account. Penhall charged $161,000 and $316,000 to general and administrative expense related to contributions to and expenses of the Plan for the year ended June 30, 1998 and 1999, respectively.

        All Penhall and employee contributions to the Plan plus the earnings thereon are 100% vested. Employees may direct the investment of their accounts to various investment funds. The Plan provides for hardship withdrawals and loans to participants.

STOCK OPTION PLAN

        In March 1993, Penhall adopted a stock option plan pursuant to which certain key employees of Penhall were granted options to purchase up to 13,750 shares of Penhall's common stock at an exercise price equal to $51.49 per share. All stock options had ten-year terms, and vested and became fully exercisable five years following the date of grant. In connection with the provisions of the Merger Agreement, on June 30, 1998 each holder of an option exercised all options held by such holder and delivered a promissory note to Penhall in payment of the exercise price therefor. Upon consummation of the Transactions, Penhall forgave all but approximately $129,000 of the indebtedness represented by such promissory notes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

        The following table sets forth certain information with respect to (i) the beneficial ownership of the Common stock of the Company by each person or entity who owns five percent or more thereof and (ii) the beneficial ownership of each class of equity securities of the Company by each director of the Company who is a shareholder, the Chief Executive Officer of the Company and the other executive officers named in the "Summary Compensation Table" above who are shareholders, and all directors and officers of the Company as a group. The table also sets forth certain information with respect to the ownership of the Senior Exchangeable Preferred stock, Series A Preferred stock and Series B Preferred stock of the Company by BRS, the Foundation and Penhall. Unless otherwise specified, all shares are directly held. Except as otherwise noted below, the address of the following beneficial owners is 1801 Penhall Way, Anaheim, CA 92803



Name of Beneficial Owner                                             Number and Percent of Shares
------------------------                                          --------------------------------------
                                               Common             Senior Exchangeable       Series A              Series B
                                               Stock(1)             Preferred stock      Preferred stock       Preferred stock
                                             -------------        -------------------    ---------------       ---------------
Bruckmann, Rosser, Sherrill &
  Co., L.P.(2) ......................        582,312/58.55%                    --          9,717/93.18%          9,333/41.38%
Two Greenwich Plaza
Suite 100
Greenwich, CT 06830
The National Christian Charitable ...
  Foundation Inc ....................                                10,000/100.0%                   --                    --
Penhall Rental Corp. (Penhall)  .....                    --                    --                    --          4,000/17.73%
John T. Sawyer ......................        110,113/11.07%                    --                    --          2,465/10.93%
C. George Bush ......................          40,380/4.06%                    --                    --             873/3.87%
M. Bruce Repchinuck(3) ..............          27,843/2.80%                    --                    --             487/2.16%
Bruce F. Varney .....................          36,504/3.67%                    --                    --             754/3.34%
Bruce C. Bruckmann(4) ...............        624,915/62.84%                    --         10,428/100.0%         10,016/44.40%
Harold O. Rosser II(4) ..............        624,915/62.84%                    --         10,428/100.0%         10,016/44.40%
All directors and officers as a group
(9 persons) .........................        878,978/88.39%                    --         10,428/100.0%         15,433/68.42%


(1) The Company expects to grant options to acquire Common stock to certain employees to be designated. The shares of Common stock issuable upon the exercise of such options would equal, in the aggregate, up to an additional 5.0% of the Common stock on a fully-diluted basis. The table does not include any such shares.

(2) (2) BRS is a limited partnership, the sole general partner of which is BRS Partners, Limited Partnership ("BRS Partners") and the manager of which is the Sponsor. The sole general partner of BRS Partners is BRSE Associates, Inc. ("BRSE Associates"). Bruce C. Bruckmann, Harold O. Rosser II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of the Sponsor and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BRS. Such individuals disclaim beneficial ownership of any such shares.

(3) All such shares are held in the name of the Michael Bruce Repchinuck Revocable Trust.

(4) Includes shares of Common stock, Series A Preferred stock and Series B Preferred stock, which are owned by BRS and certain other entities and individuals affiliated with BRS. Although Messrs. Bruckmann and Rosser may be deemed to share beneficial ownership of such shares, such individuals disclaim beneficial ownership thereof. See Note 2 above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTE PAYABLE TO ROGER STULL

        In December 1995, Penhall purchased from Roger Stull (former majority owner) certain facilities previously leased to Penhall for $2.2 million, consisting of $700,000 in cash and a $1.5 million promissory note bearing interest at the prime rate plus 0.25%. The promissory note was secured by a deed of trust and was paid in equal quarterly installments of $375,000, the last of which was made on October 1, 1997.

CERTAIN FEES PAYABLE TO BRS; BRS MANAGEMENT AGREEMENT

        Upon consummation of the Transactions, the Company paid the Sponsor a closing fee of $2.0 million (the "Closing Fee"). In addition, the Company entered into a management services agreement (the "Management Agreement") with the Sponsor pursuant to which the Sponsor will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The Closing Fee and the fees payable pursuant to the Management Agreement were negotiated on an arm's-length basis by representatives of the Sponsor and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company.

SPLIT-DOLLAR INSURANCE POLICIES

        In addition to group term life insurance (prior to the Transaction), Penhall maintained and paid the premiums on five split-dollar whole life insurance policies on the lives of Mr. Roger C. Stull and his wife, Ann R. Stull. Mr. Stull is the beneficiary under three of the policies and Mrs. Stull is the beneficiary under two of the policies. The split-dollar insurance provides death benefits equal to, in the aggregate, $1,762,216 for Mr. Stull and $1,530,789 for Mrs. Stull. Since July 1, 1997, Penhall has paid premiums on the policies in the aggregate amount of $20,173, net of premiums, which were paid by borrowing against the policies. As of July 13, 1998, Penhall had borrowed a total of $1,432,236 against the policies and the aggregate net cash surrender value of the policies as of such date was $301,269.

        Upon consummation of the Transactions, (i) Penhall and the Stulls terminated their split-dollar insurance arrangement, (ii) Penhall relinquished any and all claims against the Stulls for reimbursement of premiums paid by Penhall on the policies, (iii) the Stulls relinquished any and all claims against Penhall arising out of borrowings by Penhall against the policies, and
(iv) the Stulls obtained ownership of the policies free and clear of any claims by Penhall.

TAX GROSS-UP PAYMENTS

        Pursuant to the terms of a certain Compensation, Tax Consistency and Indemnification Agreement executed on June 30, 1998, by and among Penhall and certain members of Management (the "Compensation Agreement"), Penhall was obligated to make approximately $3.0 million of tax gross-up payments on or before September 15, 1998. John T. Sawyer, Vice President of Penhall and President of PenCo, C. George Bush, Vice President of Penhall, M. Bruce Repchinuck, Vice President of Penhall and Bruce F. Varney, Vice President of Penhall, received approximately $1,007,511, $444,184, $322,443 and $312,411, respectively, pursuant to the Compensation Agreement.

        On September 15, 1998, Penhall made such payments out of working capital. Penhall realized tax benefits of approximately $3.0 million in the form of reduced tax payment obligations or refunds of tax overpayments as a result of deductions for certain of such tax gross-up payments and deductions with respect to employee stock options in fiscal years 1998 and 1999.

INDEBTEDNESS OF MANAGEMENT

        On or about April 15, 1998, Penhall advanced approximately $205,862 to John T. Sawyer, President of Penhall, to pay income taxes resulting from compensation income recognized by Mr. Sawyer in calendar year 1997. Pursuant to the Compensation Agreement, the amount advanced to Mr. Sawyer was offset against certain supplemental cash compensation payments that Penhall made to Mr. Sawyer on September 15, 1998.

                                     PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K

(a)(1)  LIST OF FINANCIAL STATEMENTS.

             The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages 21 through 57 are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

        -    Report of Independent Auditors

        -    Consolidated Balance Sheets as of June 30, 1998 and 1999.

        - Consolidated Statements of Operations for the Years Ended June 30, 1997, 1998 and 1999.

        - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1997, 1998 and 1999.

        - Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1998 and 1999.

        -    Notes to Consolidated Financial Statements.

(a)(2)  FINANCIAL STATEMENT SCHEDULE.

        No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3)       Exhibits.

  EXHIBIT                                          DESCRIPTION
    NO.

        2 Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp.*

      3.1 Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.)*

      3.2    Bylaws of the Company*

      3.3 Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.)*

      3.4 Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.)*

      3.5    Articles of Incorporation of Penhall Company*

      3.6    Bylaws of Penhall Company*

      4.1 Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee*

      4.2 First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York*

      4.3 Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company*

      4.4 Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation*

      4.5    Form of the Company's 12% Senior Notes due 2006 (included in
             Exhibit 4. 1)*

      4.6 Credit Agreement dated August 4, 1998, by and among the Company, Penhall Acquisition Corp., Bankers Trust Company, as administrative agent, Credit Suisse First Boston, as syndication agent, and various lending institutions named therein*

      4.7 Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein*

      5      Opinion of Dechert Price & Rhoads*

      10.1 Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006*

      10.2 Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc.*

      10.3 Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush*

      10.4 Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney*

      10.5 Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell*

      10.6 Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs*

      10.7 Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez*

      10.8 Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee*

      10.9 Penhall International, Inc. and Affiliated Companies Employees' Profit Sharing (40 1 (k)) Plan*

      10.10  Form of Penhall International Corp. 1998 Stock Option Plan*

      12     Statement of Ratio of Earnings to Fixed Charges*

      21     Subsidiaries of the Company

      23.1   Consent of Dechert Price & Rhoads (included in Exhibit 5)*

      24     Power of Attorney*

      25 Statement of Eligibility and Qualification, Form T- 1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1*

      27     Financial Data Schedule

      99.1   Form of Letter of Transmittal*

      99.2   Form of Notice of Guaranteed Delivery*

        * Previously filed.

        (B) REPORTS ON FORM 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENHALL INTERNATIONAL CORP.

                                            By: /s/ JOHN T. SAWYER
                                                --------------------------------
                                                John T. Sawyer
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                                September 27, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1999.



         SIGNATURE                                          TITLE
 -------------------------------               --------------------------------


                                               Chairman of the Board, President
                                               and Chief Executive Officer
 /s/ JOHN T. SAWYER                            (Principal Executive Officer)
 -------------------------------
     John T. Sawyer

                                               Vice President-Finance
                                               and Chief Financial Officer
 /s/ JOHN T. VINKE                             (Principal Accounting Officer)
 -------------------------------
     John T. Vinke


                                               Director
 -------------------------------
    Bruce C. Bruckmann


                                               Director
 -------------------------------
    Harold O. Rosser II

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        The registrant has not sent the following to security holders: (i) any annual report to security holders covering the registrant's last fiscal year; or
(ii) any proxy statements, forms of proxy or other proxy soliciting material wither respect to any annual or other meeting of security holders.

                                  EXHIBIT INDEX

  EXHIBIT                                        DESCRIPTION
    NO.

      2 Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp.*

      3.1 Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.)*

      3.2    Bylaws of the Company*

      3.3 Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.)*

      3.4 Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.)*

      3.5    Articles of Incorporation of Penhall Company*

      3.6    Bylaws of Penhall Company*

      4.1 Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee*

      4.2 First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York*

      4.3 Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company*

      4.4 Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation*

      4.5    Form of the Company's 12% Senior Notes due 2006 (included in
             Exhibit 4. 1)*

      4.6 Credit Agreement dated August 4, 1998, by and among the Company, Penhall Acquisition Corp., Bankers Trust Company, as administrative agent, Credit Suisse First Boston, as syndication agent, and various lending institutions named therein*

      4.7 Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein*

      5      Opinion of Dechert Price & Rhoads*

      10.1 Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006*

      10.2 Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc.*

      10.3 Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush*

      10.4 Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney*

      10.5 Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell*

      10.6 Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs*

      10.7 Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez*

      10.8 Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee*

      10.9 Penhall International, Inc. and Affiliated Companies Employees' Profit Sharing (401 (k)) Plan*

      10.10  Form of Penhall International Corp. 1998 Stock Option Plan*

      12     Statement of Ratio of Earnings to Fixed Charges*

      21     Subsidiaries of the Company

      23.1   Consent of Dechert Price & Rhoads (included in Exhibit 5)*

      24     Power of Attorney (included on signature page)*

      25 Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1*

      27     Financial Data Schedule

      99.1   Form of Letter of Transmittal*

      99.2   Form of Notice of Guaranteed Delivery*

        *    Previously filed.