Form 10-Q
period 1999-09-30
PENHALL INTERNATIONAL CORP
filed 1999-11-16
CIK 1070772

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

               For the quarterly period ended September 30, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS AND TITLE OF                   SHARES OUTSTANDING AS OF
       CAPITAL STOCK                         NOVEMBER 10, 1999
Common Stock, $.01 Par Value                     994,477



================================================================================

                           PENHALL INTERNATIONAL CORP.

                                      Index

Part I - Financial Information

                                                                                              Page No.
                                                                                              --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1999 and September 30, 1999          3

         Condensed Consolidated Statements of Operations for the three month periods ended
           September 30, 1998 and 1999                                                             4

         Condensed Consolidated Statements of Cash Flows for the three month periods
           ended September 30, 1998 and 1999                                                       5

         Notes to Condensed Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                          17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               20

Part II - Other Information

Items 1-5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K.                                                        21

         a)  Exhibits.

             27. Financial Data Schedule

         b)  Reports on Form 8-K

             None

Item 1.  Financial Information

                          PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                            JUNE 30,      SEPTEMBER 30,
                                                                              1999            1999
                                                                          -------------   --------------
                                                 ASSETS
Current assets:
  Cash................................................................     $  3,085,000   $    4,992,000
  Receivables:
             Contract and trade receivables...........................       27,808,000       35,374,000
             Contract retentions......................................        4,957,000        5,388,000
             Income taxes receivable..................................               --               --
                                                                          -------------   --------------
                                                                             32,765,000       40,762,000
             Less allowance for doubtful receivables..................        1,277,000        1,896,000
                                                                          -------------   --------------
                      Net receivables.................................       31.488,000       38,866,000

  Costs and estimated earnings in excess of billings on uncompleted
   contracts..........................................................        3,154,000        2,262,000
  Deferred tax assets.................................................        3,663,000        3,663,000
  Inventories.........................................................        1,316,000        1,926,000
  Prepaid expenses and other current assets...........................          580,000          788,000
                                                                          -------------   --------------
                      Total current assets............................       43,286,000       52,497,000

Property, plant and equipment, at cost:
  Land................................................................        5,229,000        5,229,000
  Buildings and leasehold improvements................................        7,472,000        7,553,000
  Construction and other equipment....................................       85,931,000       90,862,000
                                                                          -------------   --------------
                                                                             98,632,000      103,644,000
  Less accumulated depreciation and amortization......................       43,035,000       45,686,000
                                                                          -------------   --------------
                      Net property, plant and equipment...............       55,597,000       57,958,000

Goodwill, net of accumulated amortization.............................        8,255,000        8,083,000
Debt issuance costs, net of accumulated amortization..................        5,824,000        5,603,000
Other assets, net.....................................................        1,201,000        1,091,000
                                                                          -------------   --------------
                                                                          $ 114,163,000   $  125,232,000
                                                                          =============   ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term debt..............................     $  3,274,000   $    4,407,000
  Trade accounts payable..............................................        8,908,000       11,399,000
  Accrued liabilities.................................................       12,735,000       14,479,000
  Billings in excess of costs and estimated earnings on uncompleted
   contracts..........................................................        1,050,000          674,000
                                                                          -------------   --------------
                      Total current liabilities.......................       25,967,000       30,959,000

Long-term debt, excluding current installments........................       27,437,000       31,362,000
Senior notes..........................................................      100,000,000      100,000,000
Deferred tax liabilities..............................................        4,993,000        4,993,000
Senior Exchangeable Preferred Stock, redemption value $11,294,000 at September 30, 1999. Authorized, issued and outstanding 10,000
  shares at June 30, 1999 and September 30, 1999......................       10,999,000       11,294,000
Series A Preferred Stock, redemption value $12,123,000 at
  September 30, 1999. Authorized 25,000 shares; issued and outstanding
    10,428 shares at June 30, 1999 and September 30, 1999.............       11,732,000       12,123,000

Stockholders' equity (deficit):
  Series B Preferred Stock, par value $.01 per share. Authorized
    50,000 shares; issued and outstanding 18,556 shares at
    June 30, 1999 and September 30, 1999..............................       20,880,000       21,573,000
  Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 994,477 shares at June 30, 1999 and
    September 30, 1999................................................           10,000           10,000
  Additional paid-in capital..........................................          985,000          985,000
  Accumulated deficit.................................................      (88,840,000)     (88,067,000)
                                                                          -------------   --------------
                      Total stockholders' equity (deficit)............      (66,965,000)     (65,499,000)

  Commitments and contingencies.......................................    $ 114,163,000    $ 125,232,000
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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            THREE MONTH PERIODS
                                                            ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                           1998                1999
                                                       ------------       ------------
Revenues.........................................      $ 38,913,000       $ 49,857,000
Cost of revenues.................................        27,868,000         33,843,000
                                                       ------------       ------------
  Gross profit...................................        11,045,000         16,014,000
General and administrative expenses..............        17,211,000          8,577,000
Other operating income net.......................           260,000            301,000
                                                       ------------       ------------
  Earnings (loss) before interest expense and
    income taxes.................................        (5,906,000)         7,738,000
Interest expense.................................         2,616,000          3,952,000
                                                       ------------       ------------
  Earnings (loss) before income taxes............        (8,522,000)         3,786,000
Income tax expense (benefit).....................        (1,721,000)         1,634,000
                                                       ------------       ------------
Net earnings (loss)..............................        (6,801,000          2,152,000
                                                       ------------       ------------
Accretion of preferred stock to redemption
 value...........................................          (395,000)          (686,000)
Accrual of cumulative dividends on preferred
 stock...........................................          (388,000)          (693,000)
                                                       ------------       ------------
Net earnings (loss) available to common
  stockholders...................................      $ (7,584,000)       $   773,000
                                                       ============        ===========
Earnings (loss) per share:
  Basic and diluted..............................        $   (3.32)          $     .78
Weighted average number of shares outstanding:
  Basic and diluted..............................         2,286,725            994,477



     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      THREE MONTH PERIODS
                                                                                       ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                  1998                  1999
                                                                               -------------        -------------
Cash flows from operating activities:
  Net earnings (loss)....................................................      $  (6,801,000)      $    2,152,000
  Adjustments to reconcile net earnings (loss) to net cash
   used in operating activities:
     Depreciation and amortization.......................................           2,488,000           3,468,000
     Amortization of debt issuance costs.................................             123,000             221,000
     Provision for doubtful accounts.....................................              38,000             619,000
     Provision for deferred taxes........................................             511,000                  --
     (Gain) loss on sale of assets.......................................              4,000             (43,000)
     Changes in assets and liabilities:
        Receivables......................................................          (5,743,000)         (7,997,000)
        Inventories, prepaid expenses and other assets...................            (203,000)           (822,000)
        Costs and estimated earnings in excess of billings on
          uncompleted contracts..........................................             306,000             892,000
        Trade accounts payable and accrued liabilities...................            (431,000)          1,202,000
        Billings in excess of costs and estimated earnings on
          uncompleted contracts..........................................             266,000            (376,000)
        Accrued compensation.............................................          (5,233,000)                 --
                                                                                -------------       -------------
            Net cash used in operating activities........................         (14,675,000)           (684,000)
                                                                                -------------       -------------
Cash flows from investing activities:
  Proceeds from sale of assets...........................................             121,000             156,000
  Capital expenditures...................................................          (3,337,000)         (3,394,000)
                                                                                -------------       -------------
            Net cash used in investing activities........................          (3,216,000)         (3,238,000)
                                                                                -------------       -------------
Cash flows from financing activities:
  Borrowings under long-term debt........................................          23,495,000           5,000,000
  Repayments of long-term debt...........................................         (16,606,000)         (2,204,000)
  Paydown on notes payable to stockholders...............................             (48,000)                 --
  Book overdraft.........................................................                   --          3,033,000
  Borrowings on Senior Notes.............................................         100,000,000                  --
  Debt issuance costs....................................................          (5,205,000)                 --
  Proceeds from issuance of common stock.................................             399,000                  --
  Repurchase of common stock.............................................         (93,050,000)                 --
  Issuance of Series A Preferred Stock...................................          10,427,000                  --
  Issuance of Series B Preferred Stock...................................             237,000                  --
                                                                                -------------       -------------
            Net cash provided by financing activities....................          19,649,000           5,829,000
                                                                                -------------       -------------
            Net increase in cash.........................................           1,758,000           1,907,000

Cash at beginning of period..............................................             234,000           3,085,000
                                                                                -------------       -------------
Cash at end of period....................................................       $   1,992,000       $   4,992,000
                                                                                =============       =============
Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Income taxes...........................................................       $          --       $     123,000
  Interest...............................................................       $     478,000       $   6,876,000
                                                                                =============       =============
Supplemental disclosure of noncash investing and financing activities:

  Borrowings related to capital leases and equipment financing agreements..     $          --       $   2,262,000
                                                                                =============       =============
  Issuance of Senior Exchangeable Preferred Stock in connection with
    the Recapitalization Mergers.........................................       $  10,000,000       $          --
                                                                                =============       =============
  Accretion of Preferred Stock to redemption value.......................       $     395,000       $     686,000
                                                                                =============       =============
  Accrual of cumulative dividends on preferred stock.....................       $     388,000       $     693,000
                                                                                =============       =============
  Issuance of Series B Preferred Stock...................................       $  18,335,000       $          --
                                                                                =============       =============


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

     Under generally accepted accounting principles, the Recapitalization Mergers were accounted for as a leveraged recapitalization transaction in a manner similar to a pooling-of-interests. Under this method, the transfer of controlling interest in PII to the Third-Party did not change the accounting basis of the assets and liabilities in PII's separate stand-alone financial statements.

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

     Results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 1999.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing adjusted net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

     All common shares included in the condensed consolidated financial statements and earnings (loss) per share calculations for three month period ended September 30, 1998 have been restated to reflect a 10.56 to one common stock split effected as part of the Recapitalization Mergers.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' balances to conform to the current presentation.


(2)  SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

     On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. As of September 30, 1999 the Company was in compliance with all such covenants.

LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                  JUNE 30,        SEPTEMBER 30,
                                                                                    1999              1999
                                                                                ------------     -------------
Note payable secured by certain  equipment,  bearing  interest at 5.51%;
   payable on April 29, 2000..............................................       $ 1,896,000       $ 1,896,000

Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.25% which resulted in a discount of $200,000; payable
   $400,000 due June 1, 2000 and 2001, and $428,000 due June 1, 2002......         1,028,000         1,028,000

Note payable secured by certain  equipment bearing interest at 6.0%; all
   unpaid principal and interest due November 1, 1999.....................           876,000           876,000

Revolving Loan in the maximum  credit amount of  $30,000,000  secured by certain assets of the Company. The Company may elect to maintain the
   Revolving Loan as a Base Rate Loan, which accrues interest quarterly at
   1.25% plus the higher of the Federal Funds Effective Rate (as defined)
   or the then current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the
   Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due
   June 15, 2004. The effective interest rate at September 30, 1999
   was 7.38%..............................................................         6,500,000         9,500,000

$20,000,000 Term Loan secured by certain assets of the Company; quarterly principal payments of $750,000 per quarter commencing September 15,
   2000 through June 15, 2001, $1,250,000 per quarter through June 15,
   2002, and $1,500,000 per quarter through  June 15, 2004. The Company may elect to maintain the Term Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% plus the higher of the Federal Funds
   Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due June 15, 2004. The effective interest rate at
   September 30, 1999 was 7.44%...........................................        20,000,000        20,000,000

Various capital leases and equipment financing agreements due through
   October 2001 with interest rates ranging from 0% to .12% annually......                --         2,058,000

Other.....................................................................           411,000           411,000
                                                                                ------------     -------------
                                                                                  30,711,000        35,769,000
Less current installments of long-term debt...............................         3,274,000         4,407,000
                                                                                ------------     -------------
Long-term debt, excluding current installments............................      $ 27,437,000     $  31,362,000
                                                                                ============     =============

(3)  COMMITMENTS AND CONTINGENCIES

LITIGATION

     There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

(4)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries, (Penhall Rental Corp. and Penhall Company). Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors.

     The condensed consolidating financial information presents condensed financial statements as of June 30, 1999 and September 30, 1999 and for the three month periods ended September 30, 1998 and 1999 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (Unaudited)



                                                                            JUNE 30, 1999
                                           --------------------------------------------------------------------------------------
                                               PENHALL            PENHALL
                                            INTERNATIONAL         RENTAL           PENHALL
                                               CORP.               CORP.           COMPANY         ELIMINATIONS      CONSOLIDATED
                                           -------------       -------------    ------------      -------------     -------------
Assets
   Current assets:
      Receivables, net...............      $          --        $         --    $ 31,488,000       $       --       $  31,488,000
      Inventories....................                 --                  --       1,316,000                            1,316,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts........                                     --       3,154,000
      Intercompany assets............         58,069,000                  --              --        (58,069,000)        3,154,000
      Other current assets...........          3,481,000           1,877,000       3,103,000         (1,133,000)        7,328,000
                                           -------------        ------------    ------------      -------------     -------------
        Total current assets.........         61,550,000           1,877,000      39,061,000        (59,202,000)       43,286,000

   Net property, plant and equipment                  --           9,171,000      46,426,000                           55,597,000
   Other assets, net.................          5,824,000                  --       9,456,000                           15,280,000
   Investment in parent..............                --            4,001,000              --         (4,001,000)               --
      .
   Investment in subsidiaries........         25,989,000                  --              --        (25,989,000)               --
                                           -------------        ------------    ------------      -------------     -------------
                                           $  93,363,000        $ 15,049,000    $ 94,943,000      $ (89,192,000)    $ 114,163,000
                                           =============        ============    ============      =============     =============
Liabilities and Stockholders' Equity
   (Deficit):
   Current installments of long-term
      debt...........................      $          --        $      2,000    $  3,272,000      $          --     $   3,274,000
   Trade accounts payable............                 --             165,000       8,743,000                            8,908,000
   Accrued liabilities...............          5,158,000                  --       7,577,000                           12,735,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........                 --                  --       1,050,000                            1,050,000
   Intercompany liabilities..........          1,939,000          41,679,000      20,893,000        (64,511,000)               --
                                           -------------        ------------    ------------      -------------     -------------
        Total current liabilities....          7,097,000          41,846,000      41,535,000        (64,511,000)       25,967,000
   Long-term debt, excluding current
      installments...................         26,500,000             213,000         724,000                           27,437,000
   Senior notes......................        100,000,000                  --              --                 --       100,000,000
   Deferred tax liabilities..........                 --         (5,406,000)       5,090,000          5,309,000         4,993,000
   Accrued compensation..............                 --                  --              --                                   --
   Senior Exchangeable Preferred
     stock...........................         10,999,000                  --              --                           10,999,000
   Series A Preferred stock..........         11,732,000                  --              --                           11,732,000
   Stockholders' equity (deficit)....        (62,965,000)        (21,604,000)     47,594,000        (29,990,000)      (66,965,000)
                                           -------------        ------------    ------------      -------------     -------------
                                           $  93,363,000        $ 15,049,000    $ 94,943,000      $ (89,192,000)    $ 114,163,000
                                           =============        ============    ============      =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (Unaudited)


                                                                     SEPTEMBER 30, 1999
                                   --------------------------------------------------------------------------------------
                                      PENHALL           PENHALL
                                   INTERNATIONAL        RENTAL            PENHALL
                                       CORP.             CORP.            COMPANY        ELIMINATIONS       CONSOLIDATED
                                   ------------      ------------       ------------     -------------       ------------
Assets
  Current assets:
  Receivables, net.............    $         --      $         --        $38,866,000                        $ 38,866,000
  Inventories..................              --                --          1,926,000                           1,926,000
  Costs and estimated
   earnings in excess of
   billings on uncompleted
   contracts...................              --                --          2,262,000                           2,262,000
  Intercompany assets..........      62,522,000                --                 --       (62,522,000)               --
  Other current assets.........       3,550,000         4,164,000          2,863,000        (1,134,000)        9,443,000
                                   ------------      ------------       ------------     --------------     ------------
     Total current assets......      66,072,000         4,164,000         45,917,000       (63,656,000)       52,497,000
                                   ------------      ------------       ------------     -------------      ------------
  Net property, plant and
   equipment...................              --         9,060,000         48,898,000                          57,958,000
  Other assets, net............       5,603,000                --          9,174,000                          14,777,000
  Investment in parent.........              --         4,001,000                 --        (4,001,000)               --
  Investment in subsidiaries...      30,448,000                --                 --       (30,448,000)               --
                                   ------------      ------------       ------------     -------------      ------------
                                   $102,123,000      $ 17,225,000       $103,989,000     $ (98,105,000)     $125,232,000
                                   ============      ============       ============     =============      ============

Liabilities and Stockholders'
Equity (Deficit)
  Current installments of
   long-term debt .............    $         --      $      2,000        $ 4,405,000                        $  4,407,000
  Trade accounts payable.......              --           162,000         11,237,000                          11,399,000
  Accrued liabilities..........      10,704,000          (123,000)        10,340,000        (6,442,000)       14,479,000
  Billings in excess of
   costs and estimated
   earnings on uncompleted
     contracts.................              --                --            674,000                             674,000
  Intercompany liabilities.                  --        43,863,000         18,659,000       (62,522,000)               --
                                   ------------      ------------       ------------     -------------      ------------
     Total current liabilities       10,704,000        43,904,000         45,315,000       (68,964,000)       30,959,000
                                   ------------      ------------       ------------     -------------      ------------
  Long-term debt, excluding
   current installments........      29,500,000           213,000          1,649,000                          31,362,000
  Senior notes.................     100,000,000                --                 --                         100,000,000
  Deferred tax liabilities.....              --        (5,405,000)         5,090,000         5,308,000         4,993,000
  Senior Exchangeable
   Preferred stock.............      11,294,000                --                --                           11,294,000
  Series A Preferred stock.....      12,123,000                --                --                           12,123,000
Stockholders' equity
  (deficit)...................     (61,498,000)       (21,487,000)        51,935,000       (34,449,000)      (65,499,000)
                                   ------------      ------------       ------------     -------------      ------------
                                   $102,123,000      $ 17,225,000       $103,989,000     $ (98,105,000)     $125,232,000
                                   ============      ============       ============     =============      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                            THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                      --------------------------------------------------------------------------------------------
                                         PENHALL             PENHALL
                                      INTERNATIONAL          RENTAL                PENHALL
                                         CORP.               CORP.                COMPANY          ELIMINATIONS       CONSOLIDATED
                                      ------------        ------------          -----------        ------------       ------------
 Revenues..........................    $ 5,905,000         $   294,000         $ 33,008,000         $ (294,000)      $ 38,913,000
 Cost of revenues..................      3,569,000               5,000           24,294,000                            27,868,000
                                      ------------        ------------          -----------        -----------       ------------
   Gross profit.....................     2,336,000             289,000            8,714,000           (294,000)        11,045,000
 General and administrative
    expenses........................     1,099,000          12,142,000            4,287,000           (317,000)        17,211,000

 Other operating income, net........        29,000             801,000              130,000           (700,000)           260,000
 Equity earnings in  subsidiaries...    (5,224,000)                 --                  --           5,224,000                 --
                                      ------------        ------------          -----------        -----------       ------------
   Earnings (loss)  before interest
   expense and income taxes.            (3,958,000)        (11,052,000)           4,557,000          4,547,000         (5,906,000)
 Interest expense...................     2,331,000             155,000              107,000             23,000          2,616,000
                                      ------------        ------------          -----------        -----------       ------------
   Earnings (loss)  before
   income taxes.....................    (6,289,000)        (11,207,000)           4,450,000          4,524,000         (8,522,000)

 Income taxes.......................      (188,000)         (3,030,000)           1,497,000              - 0 -         (1,721,000)
                                      ------------        ------------          -----------        -----------       ------------
 Net earnings (loss)................  $ (6,101,000)       $ (8,177,000)         $ 2,953,000        $ 4,524,000       $ (6,801,000)
                                      ============        ============          ===========        ===========        ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                     -------------------------------------------------------------------------------------------
                                       PENHALL             PENHALL
                                    INTERNATIONAL          RENTAL             PENHALL
                                        CORP.               CORP.             COMPANY          ELIMINATIONS        CONSOLIDATED
                                     ----------           --------          -----------         -----------         -----------
 Revenues.........................   $       --           $319,000          $49,857,000         $  (319,000)        $49,857,000
 Cost of revenues.................           --                 --           33,843,000                              33,843,000
                                     ----------           --------          -----------         -----------         -----------
   Gross profit...................           --            319,000           16,014,000            (319,000)         16,014,000
 General and administrative
   expenses.......................      122,000            121,000            8,653,000            (319,000)          8,577,000
 Other operating income, net......       17,000                 --              284,000                                 301,000
 Equity earnings in subsidiaries..    4,459,000                 --                   --          (4,459,000)                 --
                                     ----------           --------          -----------         -----------         -----------

   Earnings before interest
    expense and income taxes......    4,354,000            198,000            7,645,000          (4,459,000)          7,738,000
 Interest expense.................    3,806,000                 --              146,000                  --           3,952,000
                                     ----------           --------          -----------         -----------         -----------
   Earnings before income taxes...      548,000            198,000            7,499,000          (4,459,000)          3,786,000
 Income taxes.....................   (1,604,000)            81,000            3,157,000                               1,634,000
                                     ----------           --------          -----------         -----------         -----------
 Net earnings.....................   $2,152,000           $117,000          $ 4,342,000         $(4,459,000)        $ 2,152,000
                                     ==========           ========          ===========         ===========         ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                 THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                        -----------------------------------------------------------------------------------------
                                          PENHALL               PENHALL
                                       INTERNATIONAL            RENTAL             PENHALL
                                           CORP.                 CORP.             COMPANY        ELIMINATIONS      CONSOLIDATED
                                       -------------         ------------        -----------      ------------      ------------
Net cash provided by (used in)
 operating activities................  $ (3,452,000)          $(14,326,000)       $ 3,803,000      $(700,000)        $(14,675,000)
                                       ------------           ------------        -----------      ---------         ------------
Cash flows from investing activities:
  Proceeds from sale of assets...             9,000                 59,000             53,000                             121,000
  Capital expenditures..............       (762,000)              (800,000)        (1,775,000)                         (3,337,000)
                                       ------------           ------------        -----------      ---------         ------------
   Net cash used in
   investing activities.............       (753,000)              (741,000)        (1,722,000)                         (3,216,000)
                                       ------------           ------------        -----------      ---------         ------------
Cash flows from financing activities:
  Due to (from) affiliates..........    (28,228,000)            29,096,000           (868,000)                                 --
  Borrowings under long-term debt...     20,000,000              3,495,000                                             23,495,000
  Repayments of long-term debt......             --            (16,603,000)            (3,000)                        (16,606,000)
  Paydown on notes payable to
   stockholders.....................             --                (48,000)                --                             (48,000)
  Borrowings on Senior Notes........    100,000,000                     --                 --                         100,000,000
  Book overdraft....................             --                     --                 --                                  --
  Debt issuance costs...............     (5,205,000)                    --                 --                          (5,205,000)
  Dividends paid....................       (700,000)                    --                 --        700,000                   --
  Proceeds from issuance of common
   stock............................        399,000                     --                 --                             399,000
  Repurchase of common stock........    (93,050,000)                    --                 --                         (93,050,000)
  Issuance of Series A Preferred
   Stock............................     10,427,000                     --                 --                          10,427,000
  Issuance of Series B Preferred
   Stock............................        237,000                     --                 --                             237,000
                                        -----------           ------------        -----------      ---------         ------------
         Net cash provided by
         (used in) financing
         activities.................      3,880,000             15,940,000           (871,000)       700,000           19,649,000
                                        -----------           ------------        -----------      ---------         ------------
        Net increase (decrease)
         in cash....................       (325,000)               873,000          1,210,000                           1,758,000
Cash at beginning of period.........       (100,000)               542,000           (208,000)                            234,000
                                        -----------           ------------        -----------      ---------         ------------
Cash at end of period...............    $  (425,000)          $  1,415,000        $ 1,002,000      $      --         $  1,992,000
                                        ===========           ============        ===========      =========         ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                               THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                        ------------------------------------------------------------------------------------------
                                           PENHALL
                                        INTERNATIONAL         RENTAL              PENHALL
                                            CORP.              CORP.              COMPANY         ELIMINATIONS       CONSOLIDATED
                                         -----------        ----------          ----------         ----------        ------------
Net cash provided by (used in)
 operating activities...........         $(3,050,000)      $    99,000          $2,267,000         $                 $   (684,000)
                                         -----------       -----------          ----------         ----------        ------------
Cash flows from investing
 activities:
  Proceeds from sale of assets..                  --            16,000             140,000                                156,000
  Capital expenditures..........                  --            (3,000)         (3,391,000)                            (3,394,000)
                                         -----------       -----------          ----------         ----------        ------------
        Net cash used in
         investing activities...                  --            13,000          (3,251,000)                            (3,238,000)
                                         -----------       -----------          ----------         ----------        ------------

Cash flows from financing
activities:
  Due to (from) affiliates......              50,000         2,184,000          (2,234,000)                                    --
  Book overdraft................                  --                --           3,033,000                              3,033,000
  Borrowings under long-term debt          5,000,000                --                  --                              5,000,000
  Repayments of long-term debt..          (2,000,000)               --            (204,000)                            (2,204,000)
                                         -----------       -----------          ----------         ----------        ------------
        Net cash provided by
         financing activities...           3,050,000         2,184,000             595,000                              5,829,000
                                         -----------       -----------          ----------         ----------        ------------

        Net increase (decrease)
         in cash................                  --         2,296,000            (389,000)                             1,907,000
Cash at beginning of period.....                  --         1,853,000           1,232,000                              3,085,000
                                         -----------       -----------          ----------         ----------        ------------
Cash at end of period...........         $        --       $ 4,149,000          $  843,000         $                 $  4,992,000
                                         ===========       ===========          ==========         ==========        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of Penhall International Corp. (Penhall) should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto included in this quarterly report on Form 10-Q and the Company's audited consolidated financial statements and footnotes thereto included in the annual report on Form 10-K, filed with the Securities and Exchange Commission.


GENERAL

     Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its operated equipment rental services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 33 locations in twelve states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

     The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected eight strategic acquisitions, including Concrete Coring Company, an Austin-based company acquired in 1995, Zig Zag Company, a Denver-based company acquired in 1996, Metro Concrete Cutting, an Atlanta-based company acquired in 1996, Highway Services, a Minnesota-based company acquired in April 1998, Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998, Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998, Diamond Concrete Services, an Alabama-based company acquired in April 1999, and Prospect Drilling and Sawing, a Minneapolis-based company acquired in June 1999. During the same period, Penhall established operations in four new markets by opening offices in Las Vegas, Salt Lake City, Portland and Dallas.

     Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall's Operated Equipment Rental Services are complemented by long-term fixed-price contracts. Approximately 51% of Penhall's revenues are derived from highway-related projects, approximately 24% of revenues are generated from building-related projects and the remainder of revenues is generated from airport, residential and other projects. The following table shows the breakdown of the components of revenue for the periods indicated:

                                    THREE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------------
                                1998                      1999
                            -----------------------------------------------
                            $         % OF TOTAL         $       % OF TOTAL
                            -----------------------------------------------
Operated Equipment
    Rental Services.....    $ 24,331       62.5%     $32,652         65.5%

Contract Services(1)....      14,582       37.5%      17,205         34.5%
                            --------      -----      -------       ------
    Total Revenues......    $ 38,913      100.0%     $49,857        100.0%
                            ========      =====      =======       ======

(1) Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

     Revenue growth is influenced by infrastructure change, including new construction, modification and natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall's operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues for the three months ended September 30, 1999 ("Interim 2000") were $49.9 million, an increase of $10.9 million or 28.1% over the three months ended September 30, 1998 ("Interim 1999"). The increase was due primarily to the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing which added $6.2 million of revenues in Interim 2000. In addition, construction markets remained strong in Interim 2000 in the areas which the Company serves.

     The Company operated through 33 locations in twelve states at September 30, 1999, compared to 22 locations in nine states at September 30, 1998. The Company's equipment fleet grew from 513 to 623 or 21.4% during this period.

     Gross Profit. Gross profit totaled $16.0 million in Interim 2000, an increase of $5.0 million or 45.0% from Interim 1999. Gross profit as a percentage of revenues increased from 28.4% in Interim 1999 to 32.1% in Interim 2000. The increase in gross profit was due primarily to the increase in revenues in Interim 2000. The increase in gross profit as a percentage of revenues was due to better utilization of the equipment rental fleet in Interim 2000.

     General and Administrative Expenses. General and administrative expenses were $8.6 million in Interim 2000 compared to $17.2 million in Interim 1999. As a percent of revenues, general and administrative expenses were 17.2% in Interim 2000 compared to 44.2% in Interim 1999. Included in general and administrative expenses in Interim 1999 is $8.9 million of stock compensation expense related to the Company's Employee Stock Purchase Plans, and $3.1 million in reorganization costs, which consisted primarily of closing fees and legal expenses. These expenses occurred as a result of the Recapitalization Mergers and are non-recurring. Without the compensation expense and reorganization expenses, general and administrative expenses were $5.2 million, or 13.4% of revenues in Interim 1999.

     The increase in general and administrative expenses (net of Interim 1999 stock related compensation expense and reorganization expenses) in Interim 2000 was the result of the increased revenues and number of operating locations compared to Interim 1999. The remaining increase is attributable to higher bonus expense, provision for doubtful accounts and accounting and legal fees in Interim 2000 as compared to Interim 1999.


     Interest Expense. Interest expense was $4.0 million in Interim 2000 compared to interest expense of $2.6 million in Interim 1999. The increase was due to additional debt incurred by the Company as part of the Transactions in August 1998. This additional debt consists of $100.0 million of Senior Notes and the New Credit Facility (see Liquidity and Capital Resources below).

     Income Tax Expense (Benefit). The Company recorded an income tax provision of $1.6 million, or 43% of earnings before income taxes in Interim 2000, compared to an income tax benefit of $1.7 million, or 20% of loss before income taxes in Interim 1999. The lower effective tax rate in Interim 1999 is attributable to certain reorganization costs related to the Transactions which are not deductible for tax purposes.

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

    Cash used in operating activities during Interim 2000 was $0.7 million compared to $14.7 million during Interim 1999. In Interim 2000, the Company's higher net earnings, increase in accounts payable and accrued liabilities, higher depreciation and amortization expense offset by increases in accounts receivable, accounted for the improved cash from operations compared to Interim 1999. In Interim 1999, the Company's net loss, increase in accounts receivable and a decrease in accrued compensation, were partially offset by increased depreciation and amortization expense which resulted in the significant use of cash from operations during that period.

    Management estimates that the Company's annual capital expenditures will be approximately $20.0 million for fiscal 2000, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

    Cash used in investing activities was $3.2 million in Interim 2000 as compared to $3.2 million in Interim 1999. Such cash was primarily used for capital expenditures of $3.4 million in Interim 2000 and $3.3 in Interim 1999.

    Net cash provided by financing activities in Interim 2000 was $5.8 million as compared to $19.6 million in Interim 1999. In Interim 2000, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft. In Interim 1999, the Company's financing activities are primarily the result of the Transactions associated with the Reorganization in August 1998.

    Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of September 30, 1999, the Company and its subsidiaries had approximately $135.8 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $65.5 million. As of September 30, 1999 approximately $20.0 million of additional borrowing was available under the Company's New Credit Facility.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established an informal Year 2000 task force, and has developed a plan which lists the milestones achieved and yet to be completed to become Year 2000 ready. A checklist of potential failure sources has been compiled and includes both information technology and embedded technology systems. The Company has completed its assessment of its information technology and embedded technology systems and has identified and taken measures to correct potential failures in those systems, including a recent upgrade of the hardware and software components of its information technology system.

     The Company's basic business is to provide operator assisted equipment for rental. As such, management believes the Company's main exposure to Year 2000
(Y2K) issues is to the telephone and radio communication systems needed to take orders for rental, and for certain larger pieces of equipment (excavators, back hoes, etc.) which have some level of computer operating controls.

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

     The Company's non-information technology systems include primarily rental location alarm systems, gasoline pumps, radios, telephones and certain types of heavy equipment. The Company is currently conducting a review for Y2K compliance for the major non-information technology systems, which it expects to complete by December 1, 1999. This review includes determining if respective vendors of the non-information technology systems are also Y2K compliant.

     The Company has spent less than $50,000 as of September 30, 1999, including the cost of outside consultants, to conduct the Y2K compliance reviews and tests. The Company does not expect to incur additional substantial costs to complete its Y2K reviews and remediation, if required.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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


                                               YEARS ENDED JUNE 30,
                                -------------------------------------------------
                                2000      2001        2002       2003        2004     THEREAFTER       TOTAL        VALUE
                                ----      ----        ----       ----        ----     -----------------------      -------
                                                                     (IN THOUSANDS)

Fixed rate debt                3,759        960        490           3           4      $100,179     $105,395      $103,395
Average interest rate                                                                                   12.00%

Variable rate LIBOR debt (1)       0      3,000      5,000       6,000      15,500             0       29,500        29,500
Current interest rate (1)                                                                                7.42%

-------------------
(1) The Company has different interest rate options for its variable rate debt. See Footnote 2 in the condensed consolidated financial statements for additional information.

Part II - Other Information

Items 1-5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Penhall International Corp.


                                       /s/ JOHN T. SAWYER
                                       ------------------------------
                                       John T. Sawyer
                                       Chairman of the Board
                                       President and Chief
                                       Executive Officer

Date:  November 15, 1999

                                 EXHIBIT INDEX

Exhibit 27.1        FINANCIAL DATA SCHEDULE