Form 10-Q
period 1999-12-31
PENHALL INTERNATIONAL CORP
filed 2000-02-14
CIK 1070772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number. 333-64745

                                ----------------


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

                                ----------------

        Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]    No   [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS AND TITLE OF                       SHARES OUTSTANDING AS OF
          CAPITAL STOCK                              FEBRUARY 7, 2000
          -------------                              ----------------
   Common Stock, $.01 Par Value                          1,004,923

================================================================================

                           PENHALL INTERNATIONAL CORP.

                                      INDEX


                                                                                        Page No.
                                                                                        --------
Part I - Financial Information

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets
              as of June 30, 1999 and December 31, 1999.........................           3

           Condensed Consolidated Statements of Operations
              for the three and six month periods ended
              December 31, 1998 and 1999........................................           4

           Condensed Consolidated Statements of Cash Flows
              for the six month periods ended
              December 31, 1998 and 1999........................................           5

           Notes to Condensed Consolidated Financial Statements.................           6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................          17

Item 3.    Quantitative and Qualitative Disclosures
              about Market Risk.................................................          21


Part II - Other Information

Items 1-5  are not applicable

Item 6.    Exhibits and Reports on Form 8-K.....................................          22

        a)      Exhibits

                27. Financial Data Schedule.....................................          24

        b)      Reports on Form 8-K

                None

ITEM 1.  FINANCIAL INFORMATION

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          JUNE 30,            DECEMBER 31,
                                                                                            1999                 1999
                                                                                        -------------        -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................................        $   3,085,000        $   1,970,000
  Receivables:
             Contract and trade receivables .....................................          27,808,000           29,848,000
             Contract retentions ................................................           4,957,000            5,494,000
                                                                                        -------------        -------------
                                                                                           32,765,000           35,342,000
             Less allowance for doubtful receivables ............................           1,277,000            1,994,000
                                                                                        -------------        -------------
                      Net receivables ...........................................          31,488,000           33,348,000

  Costs and estimated earnings in excess of
     billings on uncompleted contracts ..........................................           3,154,000            2,086,000
  Deferred tax assets ...........................................................           3,663,000            3,663,000
  Inventories ...................................................................           1,316,000            1,924,000
  Prepaid expenses and other current assets .....................................             580,000              946,000
                                                                                        -------------        -------------
                      Total current assets ......................................          43,286,000           43,937,000

Property, plant and equipment, at cost:
  Land ..........................................................................           5,229,000            5,229,000
  Buildings and leasehold improvements ..........................................           7,472,000            7,700,000
  Construction and other equipment ..............................................          85,931,000           94,937,000
                                                                                        -------------        -------------
                                                                                           98,632,000          107,866,000
  Less accumulated depreciation and amortization ................................          43,035,000           48,752,000
                                                                                        -------------        -------------
                      Net property, plant and equipment .........................          55,597,000           59,114,000

Goodwill, net of accumulated amortization .......................................           8,255,000            7,911,000
Debt issuance costs, net of accumulated amortization ............................           5,824,000            5,389,000
Other assets, net ...............................................................           1,201,000              988,000
                                                                                        -------------        -------------
                                                                                        $ 114,163,000        $ 117,339,000
                                                                                        =============        =============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt ........................................       $   3,274,000        $   5,430,000
  Trade accounts payable ........................................................           8,908,000            7,694,000
  Accrued liabilities ...........................................................          12,735,000           13,672,000
  Income taxes payable ..........................................................                  --            2,480,000
  Billings in excess of costs and estimated
     earnings on uncompleted contracts ..........................................           1,050,000            1,086,000
                                                                                        -------------        -------------
                      Total current liabilities .................................          25,967,000           30,362,000

Long-term debt, excluding current installments ..................................          27,437,000           21,548,000
Senior notes ....................................................................         100,000,000          100,000,000
Deferred tax liabilities ........................................................           4,993,000            4,993,000
Senior Exchangeable Preferred Stock, redemption
     value $11,597,000 at December 31, 1999
     Authorized, issued and outstanding 10,000
     shares at June 30, 1999 and December 31, 1999 ..............................          10,999,000           11,597,000
Series A Preferred Stock, redemption value
     $12,527,000 at December 31, 1999
     Authorized 25,000 shares; issued and
     outstanding 10,428 shares at June 30, 1999
     and December 31, 1999 ......................................................          11,732,000           12,527,000

Stockholders' deficit:
  Series B Preferred Stock, par value $.01 per share
     Authorized 50,000 shares; issued and outstanding 18,556 shares
     at June 30, 1999 and 19,006 shares at December 31, 1999.............. ......          20,880,000           22,808,000
  Common stock, $.01 par value. Authorized
     5,000,000 shares; issued and outstanding 994,477 shares at
     June 30, 1999 and 1,010,937 shares at December 31, 1999
     including 6,014 shares held in treasury.....................................              10,000               10,000
  Additional paid-in capital ....................................................             985,000            1,473,000
  Treasury common stock, at cost, 6,014 shares ..................................                  --              (13,000)
  Accumulated deficit ...........................................................         (88,840,000)         (87,966,000)
                                                                                        -------------        -------------
                      Total stockholders' deficit ...............................         (66,965,000)         (63,688,000)

  Commitments and contingencies .................................................
                                                                                        -------------        -------------
                                                                                        $ 114,163,000        $ 117,339,000
                                                                                        =============        =============

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTH PERIODS               SIX MONTH PERIODS
                                                                 ENDED DECEMBER 31,               ENDED DECEMBER 31,
                                                            ----------------------------     ---------------------------
                                                                1998            1999             1998           1999
                                                            ------------    ------------     ------------   ------------
Revenues .................................................  $ 33,084,000    $ 40,768,000     $ 71,997,000   $ 90,625,000
Cost of revenues .........................................    22,728,000      27,556,000       50,596,000     61,399,000
                                                            ------------    ------------     ------------   ------------
  Gross profit ...........................................    10,356,000      13,212,000       21,401,000     29,226,000
General and administrative expenses ......................     6,284,000       7,055,000       23,496,000     15,632,000
Other operating income, net ..............................       179,000         267,000          440,000        568,000
                                                            ------------    ------------     ------------   ------------
  Earnings (loss) before interest expense and income
    taxes ................................................     4,251,000       6,424,000       (1,655,000)    14,162,000
Interest expense .........................................     3,916,000       3,960,000        6,532,000      7,912,000
                                                            ------------    ------------     ------------   ------------
  Earnings (loss) before income taxes ....................       335,000       2,464,000       (8,187,000)     6,250,000
Income tax expense (benefit) .............................        68,000         929,000       (1,653,000)     2,563,000
                                                            ------------    ------------     ------------   ------------
Net earnings (loss) ......................................       267,000       1,535,000       (6,534,000)     3,687,000
                                                            ------------    ------------     ------------   ------------
Accretion of preferred stock to redemption value .........      (618,000)       (707,000)      (1,013,000)    (1,393,000)
Accrual of cumulative dividends on preferred stock .......      (631,000)       (727,000)      (1,019,000)    (1,420,000)
                                                            ------------    ------------     ------------   ------------
Net earnings (loss) available to common stockholders .....  $   (982,000)   $    101,000     $ (8,566,000)  $    874,000
                                                            ============    ============     ============   ============
Earnings (loss) per share:
  Basic and diluted ......................................  $       (.99)   $        .10     $      (5.24)  $        .88
Weighted average number of shares outstanding:
  Basic and diluted ......................................       995,000         999,319        1,633,842        996,898


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                SIX MONTH PERIODS
                                                                                                ENDED DECEMBER 31,
                                                                                        ----------------------------------
                                                                                             1998                 1999
                                                                                        -------------        -------------
Cash flows from operating activities:
  Net earnings (loss) ...........................................................       $  (6,534,000)       $   3,687,000
  Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization ..............................................           5,317,000            7,073,000
     Amortization of debt issuance costs ........................................             312,000              442,000
     Provision for doubtful accounts ............................................              40,000              717,000
     Provision for deferred taxes ...............................................             511,000                   --
     Gain on sale of assets .....................................................             (46,000)             (97,000)
     Changes in assets and liabilities:
      Receivables ...............................................................          (6,178,000)          (2,577,000)
      Inventories, prepaid expenses and other assets ............................            (576,000)            (989,000)
      Costs and estimated earnings in excess of
      billings on uncompleted contracts .........................................             715,000            1,068,000
      Trade accounts payable, accrued liabilities and income taxes payable ......             897,000             (339,000)
      Billings in excess of costs and estimated
      earnings on uncompleted contracts .........................................            (465,000)              36,000
      Accrued compensation ......................................................          (5,306,000)                  --
                                                                                        -------------        -------------
          Net cash provided by (used in) operating activities ...................         (11,313,000)           9,021,000
                                                                                        -------------        -------------
Cash flows from investing activities:
  Proceeds from sale of assets ..................................................             203,000              317,000
  Capital expenditures ..........................................................          (7,630,000)          (7,708,000)
  Acquisitions of companies, net of cash acquired ...............................          (6,724,000)                  --
                                                                                        -------------        -------------
          Net cash used in investing activities .................................         (14,151,000)          (7,391,000)
                                                                                        -------------        -------------
Cash flows from financing activities:
  Borrowings under long-term debt ...............................................          30,494,000           11,600,000
  Repayments of long-term debt ..................................................         (19,127,000)         (17,863,000)
  Paydown on notes payable to stockholders ......................................             (85,000)                  --
  Book overdraft ................................................................           2,709,000            2,542,000
  Borrowings on Senior Notes ....................................................         100,000,000                   --
  Debt issuance costs ...........................................................          (5,907,000)              (7,000)
  Proceeds from issuance of common stock ........................................             399,000              488,000
  Repurchase of common stock and Series B preferred stock .......................         (93,050,000)             (28,000)
  Issuance of Series A preferred stock ..........................................          10,427,000                   --
  Issuance of Series B preferred stock ..........................................             237,000              523,000
                                                                                        -------------        -------------
          Net cash provided by (used in) financing activities ...................          26,097,000           (2,745,000)
                                                                                        -------------        -------------
          Net increase (decrease) in cash .......................................             633,000           (1,115,000)
Cash at beginning of period .....................................................             234,000            3,085,000
                                                                                        -------------        -------------
Cash at end of period ...........................................................       $     867,000        $   1,970,000
                                                                                        =============        =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes ..............................................................       $          --        $     185,000
                                                                                        =============        =============
      Interest ..................................................................       $     983,000        $   8,008,000
                                                                                        =============        =============

Supplemental disclosure of noncash investing and financing activities:
   Borrowings related to capital leases and equipment financing agreements ......       $     875,000        $   2,530,000
                                                                                        =============        =============
   Issuance of Senior Exchangeable Preferred Stock in connection with
     the Recapitalization Mergers ...............................................       $  10,000,000        $          --
                                                                                        =============        =============
   Accretion of preferred stock to redemption value .............................       $   1,013,000        $   1,393,000
                                                                                        =============        =============
   Accrual of cumulative dividends on preferred stock ...........................       $   1,019,000        $   1,420,000
                                                                                        =============        =============
   Issuance of Series B preferred stock .........................................       $  18,335,000        $          --
                                                                                        =============        =============

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (UNAUDITED)



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

        Under generally accepted accounting principles, the Recapitalization Mergers were accounted for as a leveraged recapitalization transaction in a manner similar to a pooling-of-interests. Under this method, the transfer of the controlling interest in PII to the Third-Party did not change the accounting basis of the assets and liabilities in PII's separate stand-alone financial statements.

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

        Results of operations for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 1999.

EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is computed by dividing adjusted net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

        All common shares included in the condensed consolidated financial statements and earnings (loss) per share calculations for the six month period ended December 31, 1998 have been restated to reflect a 10.56 to one common stock split effected as part of the Recapitalization Mergers.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)



(2)     SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

        On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. As of December 31, 1999 the Company was in compliance with all such covenants.

LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1999              1999
                                                                                -----------       -----------
Note payable secured by certain equipment,
     bearing interest at 5.51%; payable on April 29, 2000 ...............       $ 1,896,000       $ 1,896,000

Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.25% which resulted in a discount of
     $200,000; payable $400,000 due June 1, 2000 and 2001,
     and $428,000 due June 1, 2002 ......................................         1,028,000         1,081,000

Revolving Loan in the maximum  credit amount of $30,000,000
     secured by certain assets of the Company. The
     Company may elect to maintain the Revolving
     Loan as a Base Rate Loan, which accrues interest
     quarterly at 1.25% plus the higher of the Federal Funds
     Effective Rate (as defined) or the then current prime
     rate and is payable quarterly, and/or convert into a
     Eurodollar Loan, which accrues interest at 2.25% plus
     the Eurodollar Rate (as defined) and is payable on the
     last  day of each elected interest period, which shall
     range from one to six months, as elected by the Company
     All unpaid principal and interest is due June 15, 2004. The
     effective interest rate at December 31, 1999 was 8.25% .............         6,500,000         1,500,000

$20,000,000 Term Loan secured by certain assets of the
     Company; quarterly principal payments of $750,000 per
     quarter commencing September 15, 2000 through
     June 15, 2001, $1,250,000 per quarter through
     June 15, 2002, and $1,500,000 per quarter through
     June 15, 2004. The Company may elect to maintain
     the Term Loan as a Base Rate Loan, which accrues
     interest quarterly at 1.25% plus the higher of the
     Federal Funds Effective Rate (as defined) or the
     current prime rate and is payable quarterly, and/or
     convert into a Eurodollar Loan, which accrues interest
     at 2.25% plus the Eurodollar Rate (as defined) and is
     payable on the last day of each elected interest period,
     which shall range from one to six months, as elected by
     the Company. All unpaid principal and interest is due
     June 15, 2004. The effective interest rate at
     December 31, 1999 was 8.19% ........................................        20,000,000        20,000,000

Various capital leases and equipment financing agreements
     due through November 2001 with interest rates ranging
     from 0% to .12% annually ...........................................                --         1,998,000
Other ...................................................................         1,287,000           503,000
                                                                                -----------       -----------
                                                                                 30,711,000        26,978,000
Less current installments of long-term debt .............................         3,274,000         5,430,000
                                                                                -----------       -----------
Long-term debt, excluding current installments ..........................       $27,437,000       $21,548,000
                                                                                ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

(3)     STOCK INCENTIVE PLAN

        On October 7, 1999, the Company's Board of Directors approved a Stock Incentive Plan (the "Plan") under which employees, officers, directors or consultants ("Eligible Participants") may be granted stock options and restricted stock awards. The Board authorized the sale of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company's option to repurchase, as determined by the administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the administrator at or after the grant date. As of December 31, 1999, the Company issued 15,937 shares of common stock for a purchase price of $488,000 and 464 shares of Series B Preferred Stock for a purchase price of $523,000 to Eligible Participants under the Plan. No stock options were granted, issued or outstanding as of the same date.

(4)     COMMITMENTS AND CONTINGENCIES

LITIGATION

        There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

(5)     CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

        The condensed consolidating financial information presents condensed financial statements as of June 30, 1999 and December 31, 1999 and for the three and six month periods ended December 31, 1998 and 1999 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                           JUNE 30, 1999
                                       -------------------------------------------------------------------------------------
                                          PENHALL           PENHALL
                                       INTERNATIONAL         RENTAL           PENHALL
                                           CORP.              CORP.           COMPANY         ELIMINATIONS      CONSOLIDATED
                                       -------------     -------------     -------------     -------------     -------------
Assets
   Current assets:
      Receivables, net .............   $          --     $          --     $  31,488,000     $          --     $  31,488,000
      Inventories ..................              --                --         1,316,000                --         1,316,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts ......              --                --         3,154,000                --         3,154,000
      Intercompany assets ..........      58,069,000                --                --       (58,069,000)               --
      Other current assets .........       3,481,000         1,877,000         3,103,000        (1,133,000)        7,328,000
                                       -------------     -------------     -------------     -------------     -------------
        Total current assets .......      61,550,000         1,877,000        39,061,000       (59,202,000)       43,286,000
   Net property, plant and equipment              --         9,171,000        46,426,000                --        55,597,000
   Other assets, net ...............       5,824,000                --         9,456,000                --        15,280,000
   Investment in parent ............              --         4,001,000                --        (4,001,000)               --
   Investment in subsidiaries ......      25,989,000                --                --       (25,989,000)               --
                                       -------------     -------------     -------------     -------------     -------------
                                       $  93,363,000     $  15,049,000     $  94,943,000     $ (89,192,000)    $ 114,163,000
                                       =============     =============     =============     =============     =============
Liabilities and Stockholders' Equity
   (Deficit):
   Current installments of long-term
      debt .........................   $          --     $       2,000     $   3,272,000     $          --     $   3,274,000
   Trade accounts payable ..........              --           165,000         8,743,000                --         8,908,000
   Accrued liabilities .............       5,158,000                --         7,577,000                --        12,735,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts ........              --                --         1,050,000                --         1,050,000
   Intercompany liabilities ........       1,939,000        41,679,000        20,893,000       (64,511,000)               --
                                       -------------     -------------     -------------     -------------     -------------
        Total current liabilities ..       7,097,000        41,846,000        41,535,000       (64,511,000)       25,967,000
   Long-term debt, excluding current
      installments .................      26,500,000           213,000           724,000                --        27,437,000
   Senior notes ....................     100,000,000                --                --                --       100,000,000
   Deferred tax liabilities ........              --        (5,406,000)        5,090,000         5,309,000         4,993,000
   Senior Exchangeable Preferred
     Stock .........................      10,999,000                --                --                --        10,999,000
   Series A Preferred Stock ........      11,732,000                --                --                --        11,732,000
   Stockholders' equity (deficit) ..     (62,965,000)      (21,604,000)       47,594,000       (29,990,000)      (66,965,000)
                                       -------------     -------------     -------------     -------------     -------------
                                       $  93,363,000     $  15,049,000     $  94,943,000     $ (89,192,000)    $ 114,163,000
                                       =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                            DECEMBER 31, 1999
                                             ----------------------------------------------------------------------------------
                                                 PENHALL         PENHALL
                                             INTERNATIONAL       RENTAL            PENHALL
                                                  CORP.           CORP.            COMPANY      ELIMINATIONS       CONSOLIDATED
                                             -------------    -------------    -------------    -------------     -------------
Assets
  Current assets:
  Receivables, net ........................  $          --    $          --    $  33,348,000    $          --     $  33,348,000
  Inventories .............................             --               --        1,924,000               --         1,924,000
  Costs and estimated earnings in excess of
     billings on uncompleted contracts ....             --               --        2,086,000               --         2,086,000
  Intercompany assets .....................     56,464,000               --               --      (56,464,000)               --
  Other current assets ....................      3,770,000        1,670,000        2,273,000       (1,134,000)        6,579,000
                                             -------------    -------------    -------------    -------------     -------------
     Total current assets .................     60,234,000        1,670,000       39,631,000      (57,598,000)       43,937,000

  Net property, plant and equipment .......             --        8,962,000       50,152,000               --        59,114,000
  Other assets, net .......................      5,389,000               --        8,899,000               --        14,288,000
  Investment in parent ....................             --        4,001,000               --       (4,001,000)               --
  Investment in subsidiaries ..............     34,306,000               --               --      (34,306,000)               --
                                             -------------    -------------    -------------    -------------     -------------
                                             $  99,929,000    $  14,633,000    $  98,682,000    $ (95,905,000)    $ 117,339,000
                                             =============    =============    =============    =============     =============

Liabilities and Stockholders'
Equity (Deficit)
  Current installments of long-term debt ..  $   1,500,000    $       3,000    $   3,927,000    $          --     $   5,430,000
  Trade accounts payable ..................             --            2,000        7,692,000               --         7,694,000
  Accrued liabilities .....................      5,070,000               --        8,602,000               --        13,672,000
  Income taxes payable ....................      8,922,000               --               --       (6,442,000)        2,480,000
  Billings in excess of costs and estimated
     earnings on uncompleted contracts ....             --               --        1,086,000               --         1,086,000
  Intercompany liabilities ................             --       41,210,000       15,254,000      (56,464,000)               --
                                             -------------    -------------    -------------    -------------     -------------
     Total current liabilities ............     15,492,000       41,215,000       36,561,000      (62,906,000)       30,362,000

  Long-term debt, excluding
     current installments .................     20,000,000          204,000        1,344,000               --        21,548,000
  Senior notes ............................    100,000,000               --               --               --       100,000,000
  Deferred tax liabilities ................             --       (5,405,000)       5,090,000        5,308,000         4,993,000
  Senior Exchangeable Preferred Stock .....     11,597,000               --               --               --        11,597,000
  Series A Preferred Stock ................     12,527,000               --               --               --        12,527,000
Stockholders' equity (deficit) ............    (59,687,000)     (21,381,000)      55,687,000      (38,307,000)      (63,688,000)
                                             -------------    -------------    -------------    -------------     -------------
                                             $  99,929,000    $  14,633,000    $  98,682,000    $ (95,905,000)    $ 117,339,000
                                             =============    =============    =============    =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                THREE MONTH PERIOD ENDED DECEMBER 31, 1998
                                         --------------------------------------------------------------------------------------
                                            PENHALL           PENHALL
                                        INTERNATIONAL          RENTAL            PENHALL
                                             CORP.             CORP.             COMPANY         ELIMINATIONS      CONSOLIDATED
                                         -----------        -----------        -----------       -----------        -----------
Revenues ...........................     $        --        $   317,000        $33,084,000       $  (317,000)       $33,084,000
Cost of revenues ...................           2,000                 --         22,726,000                --         22,728,000
                                         -----------        -----------        -----------       -----------        -----------
  Gross profit (loss) ..............          (2,000)           317,000         10,358,000          (317,000)        10,356,000
General and administrative
   expenses ........................          35,000            220,000          6,346,000          (317,000)         6,284,000
Other operating income, net ........              --            (58,000)           237,000                --            179,000
Equity earnings in  subsidiaries ...       3,286,000                 --                 --        (3,286,000)                --
                                         -----------        -----------        -----------       -----------        -----------
  Earnings (loss)  before interest
    expense and income taxes .......       3,249,000             39,000          4,249,000        (3,286,000)         4,251,000
Interest expense ...................       3,735,000              9,000            172,000                --          3,916,000
                                         -----------        -----------        -----------       -----------        -----------
  Earnings (loss)  before
    income taxes ...................        (486,000)            30,000          4,077,000        (3,286,000)           335,000
Income tax expense (benefit) .......        (753,000)             6,000            815,000                --             68,000
                                         -----------        -----------        -----------       -----------        -----------
Net earnings (loss) ................     $   267,000        $    24,000        $ 3,262,000       $(3,286,000)       $   267,000
                                         ===========        ===========        ===========       ===========        ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                           THREE MONTH PERIOD ENDED DECEMBER 31, 1999
                                      -------------------------------------------------------------------------------------
                                        PENHALL            PENHALL
                                     INTERNATIONAL          RENTAL           PENHALL
                                         CORP.              CORP.            COMPANY         ELIMINATIONS       CONSOLIDATED
                                      -----------        -----------       -----------       -----------        -----------
Revenues ........................     $        --        $   319,000       $40,768,000       $  (319,000)       $40,768,000
Cost of revenues ................              --                 --        27,556,000                --         27,556,000
                                      -----------        -----------       -----------       -----------        -----------
  Gross profit ..................              --            319,000        13,212,000          (319,000)        13,212,000
General and administrative
    expenses ....................         149,000            110,000         7,115,000          (319,000)         7,055,000
Other operating income, net .....          27,000                 --           240,000                --            267,000
Equity earnings in subsidiaries..       3,859,000                 --                --        (3,859,000)                --
                                      -----------        -----------       -----------       -----------        -----------
  Earnings before interest
     expense and income taxes ...       3,737,000            209,000         6,337,000        (3,859,000)         6,424,000
Interest expense ................       3,815,000             27,000           118,000                --          3,960,000
                                      -----------        -----------       -----------       -----------        -----------
  Earnings (loss) before income
     taxes ......................         (78,000)           182,000         6,219,000        (3,859,000)         2,464,000
Income tax expense (benefit) ....      (1,613,000)            75,000         2,467,000                --            929,000
                                      -----------        -----------       -----------       -----------        -----------
Net earnings ....................     $ 1,535,000        $   107,000       $ 3,752,000       $(3,859,000)       $ 1,535,000
                                      ===========        ===========       ===========       ===========        ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                 SIX MONTH PERIOD ENDED DECEMBER 31, 1998
                                        -------------------------------------------------------------------------------------------
                                           PENHALL            PENHALL
                                       INTERNATIONAL           RENTAL             PENHALL
                                            CORP.               CORP.             COMPANY          ELIMINATIONS        CONSOLIDATED
                                        ------------        ------------        ------------       ------------        ------------
Revenues ........................       $  5,905,000        $    611,000        $ 66,092,000       $   (611,000)       $ 71,997,000
Cost of revenues ................          3,571,000               5,000          47,020,000                 --          50,596,000
                                        ------------        ------------        ------------       ------------        ------------
  Gross profit ..................          2,334,000             606,000          19,072,000           (611,000)         21,401,000
General and administrative
    expenses ....................          1,134,000          12,362,000          10,634,000           (634,000)         23,496,000
Other operating income, net .....             29,000             743,000             368,000           (700,000)            440,000
Equity earnings (loss) in
    subsidiaries ................         (1,938,000)                 --                  --          1,938,000                  --
                                        ------------        ------------        ------------       ------------        ------------
  Earnings (loss) before interest
     expense and income taxes ...           (709,000)        (11,013,000)          8,806,000          1,261,000          (1,655,000)
Interest expense ................          6,066,000             164,000             279,000             23,000           6,532,000
                                        ------------        ------------        ------------       ------------        ------------
  Earnings (loss)  before
    income taxes ................         (6,775,000)        (11,177,000)          8,527,000          1,238,000          (8,187,000)
Income tax expense (benefit) ....           (941,000)         (3,024,000)          2,312,000                 --          (1,653,000)
                                        ------------        ------------        ------------       ------------        ------------
Net earnings (loss) .............       $ (5,834,000)       $ (8,153,000)       $  6,215,000       $  1,238,000        $ (6,534,000)
                                        ============        ============        ============       ============        ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                            SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                      -------------------------------------------------------------------------------------
                                        PENHALL            PENHALL
                                     INTERNATIONAL         RENTAL            PENHALL
                                         CORP.              CORP.            COMPANY         ELIMINATIONS      CONSOLIDATED
                                      -----------        -----------       -----------       -----------        -----------
Revenues ........................     $        --        $   638,000       $90,625,000       $  (638,000)       $90,625,000
Cost of revenues ................              --                 --        61,399,000                --         61,399,000
                                      -----------        -----------       -----------       -----------        -----------
  Gross profit ..................              --            638,000        29,226,000          (638,000)        29,226,000
General and administrative
    expenses ....................         271,000            231,000        15,768,000          (638,000)        15,632,000
Other operating income, net .....          44,000                 --           524,000                --            568,000
Equity earnings in subsidiaries..       8,318,000                 --                --        (8,318,000)                --
                                      -----------        -----------       -----------       -----------        -----------
  Earnings before interest
     expense and income taxes ...       8,091,000            407,000        13,982,000        (8,318,000)        14,162,000
Interest expense ................       7,621,000             27,000           264,000                --          7,912,000
                                      -----------        -----------       -----------       -----------        -----------
  Earnings before income taxes...         470,000            380,000        13,718,000        (8,318,000)         6,250,000
Income tax expense (benefit) ....      (3,217,000)           156,000         5,624,000                --          2,563,000
                                      -----------        -----------       -----------       -----------        -----------
Net earnings ....................     $ 3,687,000        $   224,000       $ 8,094,000       $(8,318,000)       $ 3,687,000
                                      ===========        ===========       ===========       ===========        ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW


                                                              SIX MONTH PERIOD ENDED DECEMBER 31, 1998
                                           ---------------------------------------------------------------------------------
                                              PENHALL          PENHALL
                                           INTERNATIONAL       RENTAL          PENHALL
                                               CORP.            CORP.          COMPANY         ELIMINATIONS     CONSOLIDATED
                                           -------------   -------------    -------------     -------------    -------------
Net cash provided by (used in)
   operating activities .................  $  (8,085,000)  $ (13,117,000)   $  10,589,000     $    (700,000)   $ (11,313,000)
                                           -------------   -------------    -------------     -------------    -------------
Cash flows from investing activities:
  Proceeds from sale of assets ..........         11,000          58,000          134,000                --          203,000
  Capital expenditures ..................       (848,000)       (921,000)      (5,861,000)               --       (7,630,000)
  Acquisitions of companies, net
     of  cash acquired ..................             --              --       (6,724,000)               --       (6,724,000)
                                           -------------   -------------    -------------     -------------    -------------
   Net cash used in investing
     activities .........................       (837,000)       (863,000)     (12,451,000)               --      (14,151,000)
                                           -------------   -------------    -------------     -------------    -------------
Cash flows from financing activities:
  Due to (from) affiliates ..............    (28,088,000)     27,647,000          441,000                --               --
  Borrowings under long-term debt .......     27,750,000       2,744,000               --                --       30,494,000
  Repayments of long-term debt ..........     (2,250,000)    (16,610,000)        (267,000)               --      (19,127,000)
  Paydown on notes payable to
     stockholders .......................             --         (85,000)              --                --          (85,000)
  Borrowings on Senior Notes ............    100,000,000              --               --                --      100,000,000
  Book overdraft ........................             --              --        2,709,000                --        2,709,000
  Debt issuance costs ...................     (5,703,000)             --         (204,000)               --       (5,907,000)
  Dividends paid ........................       (700,000)             --               --           700,000               --
  Proceeds from issuance of common
     stock ..............................        399,000              --               --                --          399,000
  Repurchase of common stock ............    (93,050,000)             --               --                --      (93,050,000)
  Issuance of Series A Preferred
     Stock ..............................     10,427,000              --               --                --       10,427,000
  Issuance of Series B Preferred
     Stock ..............................        237,000              --               --                --          237,000
                                           -------------   -------------    -------------     -------------    -------------
        Net cash provided by
           financing activities .........      9,022,000      13,696,000        2,679,000           700,000       26,097,000
                                           -------------   -------------    -------------     -------------    -------------
        Net increase (decrease) in cash .        100,000        (284,000)         817,000                --          633,000
Cash at beginning of period .............       (100,000)        542,000         (208,000)               --          234,000
                                           -------------   -------------    -------------     -------------    -------------
Cash at end of period ...................  $          --   $     258,000    $     609,000      $         --    $     867,000
                                           =============   =============    =============     =============    =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW


                                                                   SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                            ----------------------------------------------------------------------------------
                                               PENHALL
                                            INTERNATIONAL          RENTAL          PENHALL
                                                CORP.               CORP.          COMPANY       ELIMINATIONS     CONSOLIDATED
                                            ------------        ------------     ------------    -------------    ------------
Net cash provided by (used in)
   operating activities ..................  $ (2,084,000)       $    275,000     $ 10,830,000    $          --    $  9,021,000
                                            ------------        ------------     ------------    -------------    ------------
Cash flows from investing
   activities:
  Proceeds from sale of assets ...........            --                  --          317,000               --         317,000
  Capital expenditures ...................            --              (5,000)      (7,703,000)              --      (7,708,000)
                                            ------------        ------------     ------------    -------------    ------------
        Net cash used in
           investing activities ..........            --              (5,000)      (7,386,000)              --      (7,391,000)
                                            ------------        ------------     ------------    -------------    ------------
Cash flows from financing
   activities:
  Due to (from) affiliates ...............     6,108,000            (451,000)      (5,657,000)              --              --
  Borrowings under long-term debt ........    11,600,000                  --               --               --      11,600,000
  Repayments of long-term debt ...........   (16,600,000)             (8,000)      (1,255,000)              --     (17,863,000)
  Book overdraft .........................            --                  --        2,542,000               --       2,542,000
  Debt issuance costs ....................        (7,000)                 --               --               --          (7,000)
  Proceeds from issuance of common stock..       488,000                  --               --               --         488,000
  Repurchase of common stock and
    Series B preferred stock .............       (28,000)                 --               --               --         (28,000)
  Issuance of Series B preferred stock ...       523,000                  --               --               --         523,000
                                            ------------        ------------     ------------    -------------    ------------
        Net cash provided by (used in)
          financing activities ...........     2,084,000            (459,000)      (4,370,000)              --      (2,745,000)
                                            ------------        ------------     ------------    -------------    ------------

        Net decrease in cash .............            --            (189,000)        (926,000)              --      (1,115,000)
Cash at beginning of period ..............            --           1,853,000        1,232,000               --       3,085,000
                                            ------------        ------------     ------------    -------------    ------------
Cash at end of period ....................  $         --        $  1,664,000     $    306,000    $          --    $  1,970,000
                                            ============        ============     ============    =============    ============

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

                                       THREE MONTHS ENDED DECEMBER 31,                SIX MONTHS ENDED DECEMBER 31,
                                 ------------------------------------------    ------------------------------------------
                                         1998                  1999                    1998                 1999
                                 --------------------   -------------------    --------------------   -------------------
                                    $      % OF TOTAL      $     % OF TOTAL       $      % OF TOTAL      $     % OF TOTAL
                                 -------   ----------   -------  ----------    -------   ----------   -------  ----------
Operated Equipment
  Rental Services ..........     $25,598      77.4%     $29,273      71.8%     $49,929      69.3%     $61,925      68.3%
Contract Services (1) ......       7,486      22.6%      11,495      28.2%      22,068      30.7%      28,700      31.7%
                                 -------     -----      -------     -----      -------     -----      -------     -----
  Total Revenues ...........     $33,084     100.0%     $40,768     100.0%     $71,997     100.0%     $90,625     100.0%
                                 -------     -----      -------     -----      -------     -----      -------     -----

--------------
(1) Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.


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

RESULTS OF OPERATIONS

    Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

        Revenues. Revenues for the three months ended December 31, 1999 ("Interim 2000") were $40.8 million, an increase of $7.7 million or 23.2% over the three months ended December 31, 1998 ("Interim 1999"). The increase was due primarily to the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing which added $5.6 million of revenues in Interim 2000 compared to $2.5 million in Interim 1999. In addition, construction markets remained strong in Interim 2000 in the areas the Company serves.

        Gross Profit. Gross profit totaled $13.2 million in Interim 2000, an increase of $2.9 million or 27.6% from Interim 1999. Gross profit as a percentage of revenues increased from 31.3% in Interim 1999 to 32.4% in Interim 2000. The increase in gross profit was due primarily to the increase in revenues in Interim 2000. The increase in gross profit as a percentage of revenues was due to better utilization of the equipment rental fleet in Interim 2000.

        General and Administrative Expenses. General and administrative expenses were $7.1 million in Interim 2000 compared to $6.3 million in Interim 1999. As a percent of revenues, general and administrative expenses were 17.3% in Interim 2000 compared to 19.0% in Interim 1999. The decrease in general and administrative expenses as a percent of revenues in Interim 2000 was attributable to non-recurring expenses resulting from the Recapitalization Mergers in Interim 1999.

        The increase in general and administrative expenses in Interim 2000 was the result of the increased revenues and number of operating locations compared to Interim 1999. The remaining increase is attributable to higher bonus expense and provision for doubtful accounts in Interim 2000 as compared to Interim 1999.

        Interest Expense. Interest expense was $4.0 million in Interim 2000 compared to interest expense of $3.9 million in Interim 1999. The increase was due to additional debt incurred by the Company and the increase in variable interest rates.

        Income Tax Expense (Benefit). The Company recorded an income tax provision of $0.9 million, or 38% of earnings before income taxes in Interim 2000, compared to an income tax provision of $68,000, or 20% of earnings before income taxes in Interim 1999. The lower effective tax rate in Interim 1999 is attributable to certain reorganization costs related to the Transactions which are not deductible for tax purposes.

    Six Months Ended December 31, 1999 Compared to Six Months Ended December 31, 1998

        Revenues. Revenues for the six months ended December 31, 1999 ("Interim 2000") were $90.6 million, an increase of $18.6 million or 25.9% over the six months ended December 31, 1998 ("Interim 1999"). The increase was due primarily to the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing which added $11.8 million of revenues in Interim 2000 compared to $2.5 million in Interim 1999. In addition, construction markets remained strong in Interim 2000 in the areas the Company serves.

        The Company operated through 33 locations in twelve states at December 31, 1999, compared to 30 locations in eleven states at December 31, 1998. The Company's equipment fleet grew from 559 to 657 or 17.5% during this period.

        Gross Profit. Gross profit totaled $29.2 million in Interim 2000, an increase of $7.8 million or 36.6% from Interim 1999. Gross profit as a percentage of revenues increased from 29.7% in Interim 1999 to 32.2% in Interim 2000. The increase in gross profit was due primarily to the increase in revenues in Interim 2000. The increase in gross profit as a percentage of revenues was due to better utilization of the equipment rental fleet in Interim 2000.

        General and Administrative Expenses. General and administrative expenses were $15.6 million in Interim 2000 compared to $23.5 million in Interim 1999. As a percent of revenues, general and administrative expenses were 17.2% in Interim 2000 compared to 32.6% in Interim 1999. Included in general and administrative expenses in Interim 1999 is $8.9 million of stock compensation expense related to the Company's Employee Stock Purchase Plans, and $3.3 million in reorganization costs, which consisted primarily of closing fees and legal expenses. These expenses occurred as a result of the Recapitalization Mergers and are non-recurring. Without the compensation expense and reorganization expenses, general and administrative expenses were $11.3 million, or 15.7% of revenues in Interim 1999.

        The increase in general and administrative expenses (net of Interim 1999 stock related compensation expense and reorganization expenses) in Interim 2000 was the result of the increased revenues and number of operating locations compared to Interim 1999. The remaining increase is attributable to higher bonus expense, provision for doubtful accounts and legal fees in Interim 2000 as compared to Interim 1999.

        Interest Expense. Interest expense was $7.9 million in Interim 2000 compared to interest expense of $6.5 million in Interim 1999. The increase was due to additional debt incurred by the Company as part of the Transactions in August 1998, and the increase in variable interest rates. This additional debt consists of $100.0 million of Senior Notes and the New Credit Facility (see Liquidity and Capital Resources below).

        Income Tax Expense (Benefit). The Company recorded an income tax provision of $2.6 million, or 41% of earnings before income taxes in Interim 2000, compared to an income tax benefit of $1.7 million, or 20% of loss before income taxes in Interim 1999. The lower effective tax rate in Interim 1999 is attributable to certain reorganization costs related to the Transactions which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's pursuit of strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 5.70 to 1.0, 50% of such Excess Cash Flow.

        Cash provided by operating activities during Interim 2000 was $9.0 million compared to cash used in operating activities of $11.3 million during Interim 1999. In Interim 2000, the Company's higher net earnings, increase in provision for doubtful accounts, higher depreciation and amortization expense offset by increases in accounts receivable, accounted for the improved cash from operations compared to Interim 1999. In Interim 1999, the Company's net loss, increase in accounts receivable and decrease in accrued compensation offset by an increase in accounts payable and accrued liabilities and higher depreciation and amortization expense resulted in a significant use of cash from operations during that period.

        Management estimates that the Company's annual capital expenditures will be approximately $20.0 million for fiscal 2000, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

        Cash used in investing activities was $7.4 million in Interim 2000 as compared to $14.2 million in Interim 1999. Such cash was used for capital expenditures of $7.7 million in Interim 2000 and $7.6 million in Interim 1999. In addition, cash of $6.7 million was used for the acquisition of Daley Concrete Cutting and Lipscomb Concrete Cutting in Interim 1999.

        Net cash used in financing activities in Interim 2000 was $2.7 million as compared to net cash provided by financing activities of $26.1 million in Interim 1999. In Interim 2000, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt, a book overdraft, and issuance of additional common stock and Series B preferred stock. In Interim 1999, the Company's financing activities are primarily the result of the Transactions associated with the Reorganization in August 1998.

        Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of December 31, 1999, the Company and its subsidiaries had approximately $127.0 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $63.7 million. As of December 31, 1999 approximately $28.5 million of additional borrowing was available under the Company's New Credit Facility.

YEAR 2000

        The Year 2000 ("Y2K") issue was the result of computer programs being written using two digits rather than four to define the applicable year. The Company established an informal Y2K task force, and developed a plan which listed the milestones achieved and completed to become Y2K ready. A checklist of potential failure sources was compiled and included both information technology and embedded technology systems. The Company completed its assessment of its information technology and embedded technology systems and identified and took measures to correct potential failures in those systems.

        The Company's basic business is to provide operator assisted equipment for rental. As such, management believed the Company's main exposure to Y2K issues were the telephone and radio communication systems needed to take orders for rental, and certain larger pieces of equipment (excavators, back hoes, etc.) which have some level of computer operating controls.

        The Company's information technology systems include it's accounting systems, billing, accounts payable, and equipment utilization reports. The Company completed testing of all information technology systems, and believes the systems are Y2K compliant. In addition, major vendors for the Company's computer hardware, software and data communications network have informed the Company that their products are Y2K compliant.

        The Company's non-information technology systems include primarily rental location alarm systems, gasoline pumps, radios, telephones and certain types of heavy equipment. The Company completed a review of Y2K compliance for the major non-information technology systems. This review included determining if respective vendors of the non-information technology systems are also Y2K compliant.

        The Company spent less than $50,000 as of December 31, 1999, including the cost of outside consultants, to conduct the Y2K compliance reviews and tests. The Company does not expect to incur additional substantial costs to complete its Y2K reviews and remediation, if required.

        The primary operational risks to the Company were the communication systems on which the Company relies will not function properly, or that certain heavy equipment would not function properly, after December 31, 1999. The primary information technology risk was that accounting data, including billing customers and paying vendors, will not function properly via computer after December 31, 1999. The Company believes it has adequate contingency plans to mitigate the aforementioned potential Y2K related problems. The Company does not believe potential Y2K problems would have a significant, long-term negative effect on its operations or information technology. To date, the Company has not experienced any Y2K related problems.

        Although Penhall is uncertain as to the extent its customers may be affected by Y2K issues that require commitment of significant resources and may cause disruptions in its customers' businesses, Penhall does not believe it has a material relationship with any one third party that would have a significant impact on Penhall if that third party was not Y2K ready.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        The Company is exposed to interest rate changes primarily as a result of its notes payable, including Senior Notes, Term Loan and Revolving Loan used to maintain liquidity and fund capital expenditures and expansion of the Company's operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the Term Loan and Revolving Loan. The Company does not enter into derivative or interest rate transactions for speculative purposes.

                                                 YEARS ENDED JUNE 30,
                                   -----------------------------------------------
                                    2000      2001       2002       2003     2004     THEREAFTER     TOTAL         VALUE
                                   ------    ------     ------     ------   ------    ----------    --------     --------
                                                                           (IN THOUSANDS)
Fixed rate debt ................   $3,914    $1,094     $  535     $    3   $    4     $100,179     $105,729     $106,229
Average interest rate ..........                                                                                    12.00%

Variable rate LIBOR debt (1) ...   $    0    $3,000     $5,000     $6,000   $7,500     $      0     $ 21,500     $ 21,500
Current interest rate (1) ......                                                                                     8.19%

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

                                     Penhall International Corp.

                                     /s/ JOHN T. SAWYER
                                     ------------------------------------------
                                     John T. Sawyer
                                     Chairman of the Board, President and Chief
                                     Executive Officer
Date:  February 11, 2000

                                  EXHIBIT INDEX

Exhibit 27.1         Financial Data Schedule