Form 10-Q
period 2000-03-31
PENHALL INTERNATIONAL CORP
filed 2000-05-15
CIK 1070772

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

                                ----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS AND TITLE OF                                    SHARES OUTSTANDING AS OF
                       CAPITAL STOCK                                            MAY 12, 2000
               Common Stock, $.01 Par Value                                      1,010,937

                           PENHALL INTERNATIONAL CORP.

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1999 and March 31, 2000.....................         3

        Condensed Consolidated Statements of Operations for the three and nine month periods ended
              March  31, 1999 and 2000...................................................................         4

        Condensed Consolidated Statements of Cash Flows for the nine month periods ended
              March 31, 1999 and 2000....................................................................         5

        Notes to Condensed Consolidated Financial Statements.............................................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............        17

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................        21


Part II - Other Information

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K.................................................................        22

        a)      Exhibits

                      27.1   Financial Data Schedule.....................................................        24

        b)      Reports on Form 8-K

                      None


ITEM 1.  FINANCIAL INFORMATION


                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             JUNE 30,              MARCH 31,
                                                                                               1999                  2000
                                                                                               ----                  ----
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                               $   3,085,000        $   1,635,000
  Receivables:
             Contract and trade receivables                                                  27,808,000           27,682,000
             Contract retentions                                                              4,957,000            5,133,000
                                                                                          -------------        -------------
                                                                                             32,765,000           32,815,000
             Less allowance for doubtful receivables                                          1,277,000            2,266,000
                                                                                          -------------        -------------
                      Net receivables                                                        31,488,000           30,549,000

  Costs and estimated earnings in excess of billings on uncompleted contracts                 3,154,000            2,595,000
  Deferred tax assets                                                                         3,663,000            3,663,000
  Inventories                                                                                 1,316,000            2,252,000
  Prepaid expenses and other current assets                                                     580,000              847,000
                                                                                          -------------        -------------
                      Total current assets                                                   43,286,000           41,541,000

Property, plant and equipment, at cost:
  Land                                                                                        5,229,000            5,229,000
  Buildings and leasehold improvements                                                        7,472,000            7,728,000
  Construction and other equipment                                                           85,931,000           98,976,000
                                                                                          -------------        -------------
                                                                                             98,632,000          111,933,000
  Less accumulated depreciation and amortization                                             43,035,000           51,046,000
                                                                                          -------------        -------------
                      Net property, plant and equipment                                      55,597,000           60,887,000

Goodwill, net of accumulated amortization                                                     8,255,000            7,739,000
Debt issuance costs, net of accumulated amortization                                          5,824,000            5,168,000
Other assets, net                                                                             1,201,000              871,000
                                                                                          -------------        -------------
                                                                                          $ 114,163,000        $ 116,206,000
                                                                                          =============        =============
                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt                                                  $   3,274,000        $   6,101,000
  Trade accounts payable                                                                      8,908,000            9,085,000
  Accrued liabilities                                                                        12,735,000           11,606,000
  Income taxes payable                                                                               --            2,745,000
  Billings in excess of costs and estimated earnings on uncompleted contracts                 1,050,000              596,000
                                                                                          -------------        -------------
                      Total current liabilities                                              25,967,000           30,133,000

Long-term debt, excluding current installments                                               27,437,000           20,220,000
Senior notes                                                                                100,000,000          100,000,000
Deferred tax liabilities                                                                      4,993,000            4,993,000
Senior Exchangeable Preferred Stock, redemption value $11,904,000 at March 31,
   2000.  Authorized, issued and outstanding 10,000 shares at June 30, 1999 and              10,999,000           11,904,000
   March 31, 2000
Series A Preferred Stock, redemption value $12,939,000 at March 31, 2000
   Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 1999           11,732,000           12,939,000
   and March 31, 2000

Stockholders' deficit:
  Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares;
   issued and outstanding 18,556 at June 30, 1999 and 19,006 shares at March 31,             20,880,000           23,557,000
   2000
  Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding
   994,477 at June 30, 1999 and 1,010,937 shares at March 31, 2000, including 6,014              10,000               10,000
   shares held in treasury
  Additional paid-in capital                                                                    985,000            1,473,000
  Treasury common stock, at cost, 6,014 shares                                                       --              (14,000)
  Accumulated deficit                                                                       (88,840,000)         (89,009,000)
                                                                                          -------------        -------------
                      Total stockholders' deficit                                           (66,965,000)         (63,983,000)

  Commitments and contingencies
                                                                                          -------------        -------------
                                                                                          $ 114,163,000        $ 116,206,000
                                                                                          =============        =============

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTH PERIODS                    NINE MONTH PERIODS
                                                                 ENDED MARCH 31,                         ENDED MARCH 31,
                                                          ------------------------------        ----------------------------------
                                                               1999             2000                 1999                 2000
                                                               ----             ----                 ----                 ----
Revenues ..........................................       $  30,899,000    $  37,643,000        $ 102,896,000        $ 128,268,000
Cost of revenues ..................................          21,670,000       27,275,000           72,266,000           88,674,000
                                                          -------------    -------------        -------------        -------------
  Gross profit ....................................           9,229,000       10,368,000           30,630,000           39,594,000
General and administrative expenses ...............           6,468,000        6,118,000           29,964,000           21,750,000
Other operating income, net .......................             427,000          323,000              867,000              891,000
                                                          -------------    -------------        -------------        -------------
  Earnings before interest expense and income taxes           3,188,000        4,573,000            1,533,000           18,735,000
Interest expense ..................................           3,954,000        3,853,000           10,486,000           11,765,000
                                                          -------------    -------------        -------------        -------------
  Earnings (loss) before income taxes .............            (766,000)         720,000           (8,953,000)           6,970,000
Income tax expense (benefit) ......................            (138,000)         294,000           (1,791,000)           2,857,000
                                                          -------------    -------------        -------------        -------------
Net earnings (loss) ...............................            (628,000)         426,000           (7,162,000)           4,113,000
                                                          -------------    -------------        -------------        -------------
Accretion of preferred stock to redemption value ..            (632,000)        (719,000)          (1,645,000)          (2,112,000)
Accrual of cumulative dividends on preferred stock             (638,000)        (750,000)          (1,657,000)          (2,170,000)
                                                          -------------    -------------        -------------        -------------
Net loss available to common stockholders .........       $  (1,898,000)   $  (1,043,000)       $ (10,464,000)       $    (169,000)
                                                          =============    =============        =============        =============
Loss per share:
  Basic and diluted ...............................       $       (1.91)   $       (1.04)       $       (7.35)       $        (.17)
Weighted average number of shares outstanding:
  Basic and diluted ...............................             995,000        1,004,923            1,424,004              999,554

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTH PERIODS
                                                                                                   ENDED MARCH 31,
                                                                                         ----------------------------------
                                                                                              1999                2000
                                                                                         --------------       -------------
Cash flows from operating activities:
  Net earnings (loss) ............................................................       $  (7,162,000)       $   4,113,000
  Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization ...............................................           8,374,000           10,744,000
     Amortization of debt issuance costs .........................................             592,000              663,000
     Provision for doubtful accounts .............................................             264,000              989,000
     Provision for deferred taxes ................................................             511,000                   --
     Gain on sale of assets ......................................................            (335,000)            (215,000)
     Changes in assets and liabilities, net of effects of acquisitions:
      Receivables ................................................................          (3,704,000)             (50,000)
      Inventories, prepaid expenses and other assets .............................             (68,000)          (1,216,000)
      Costs and estimated earnings in excess of billings on uncompleted contracts              798,000              559,000
      Trade accounts payable, accrued liabilities and income taxes payable .......          (1,450,000)            (739,000)
      Billings in excess of costs and estimated earnings on uncompleted contracts             (441,000)            (454,000)
      Accrued compensation .......................................................          (5,233,000)                  --
                                                                                         -------------        -------------
          Net cash provided by (used in) operating activities ....................          (7,854,000)          14,394,000
                                                                                         -------------        -------------
Cash flows from investing activities:
  Proceeds from sale of assets ...................................................             723,000              691,000
  Capital expenditures ...........................................................         (10,421,000)         (13,985,000)
  Acquisitions of companies, net of cash acquired ................................          (6,724,000)                  --
                                                                                         -------------        -------------
          Net cash used in investing activities ..................................         (16,422,000)         (13,294,000)
                                                                                         -------------        -------------
Cash flows from financing activities:
  Borrowings under long-term debt ................................................          38,795,000           18,500,000
  Repayments of long-term debt ...................................................         (25,447,000)         (24,634,000)
  Paydown on notes payable to stockholders .......................................            (405,000)                  --
  Book overdraft .................................................................           1,912,000            2,609,000
  Borrowings on Senior Notes .....................................................         100,000,000                   --
  Debt issuance costs ............................................................          (5,935,000)              (7,000)
  Proceeds from issuance of common stock .........................................             399,000              488,000
  Repurchase of common stock and Series B preferred stock ........................         (93,050,000)             (29,000)
  Issuance of Series A preferred stock ...........................................          10,428,000                   --
  Issuance of Series B preferred stock ...........................................             236,000              523,000
                                                                                         -------------        -------------
          Net cash provided by (used in) financing activities ....................          26,933,000           (2,550,000)
                                                                                         -------------        -------------
          Net increase (decrease) in cash and cash equivalents ...................           2,657,000           (1,450,000)
Cash and cash equivalents at beginning of period .................................             234,000            3,085,000
                                                                                         -------------        -------------
Cash and cash equivalents at end of period .......................................       $   2,891,000        $   1,635,000
                                                                                         =============        =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Income taxes ...............................................................       $          --        $     215,000
                                                                                         =============        =============
      Interest ...................................................................       $   7,564,000        $  14,196,000
                                                                                         =============        =============

Supplemental disclosure of noncash investing and financing activities:
   Borrowings related to the acquisition of assets ...............................       $     876,000        $          --
                                                                                         =============        =============
   Borrowings related to capital leases and equipment financing agreements .......       $          --        $   1,667,000
                                                                                         =============        =============
   Issuance of Senior Exchangeable Preferred Stock in connection with
     the Recapitalization Mergers ................................................       $  10,000,000        $          --
                                                                                         =============        =============
   Accretion of preferred stock to redemption value ..............................       $   1,645,000        $   2,112,000
                                                                                         =============        =============
   Accrual of cumulative dividends on preferred stock ............................       $   1,657,000        $   2,170,000
                                                                                         =============        =============
   Issuance of Series B preferred stock ..........................................       $  18,335,000        $          --
                                                                                         =============        =============

The fair value of the Daley Concrete Cutting and Lipscomb Concrete Cutting net assets at their dates of acquisition in 1999 was $3.4 million and $3.4 million, respectively. Goodwill of $300,000 was recorded in connection with the acquisitions.


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)

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

    Results of operations for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 1999.

LOSS PER SHARE

    Basic loss per share is computed by dividing adjusted net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)

 (2)     SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

    On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. As of March 31, 2000 the Company was in compliance with all such covenants.

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                            JUNE 30,           MARCH 31,
                                                                                              1999               2000
                                                                                              ----               ----
Note payable secured by certain  equipment,  bearing  interest at 5.51%; payable on
   April 29, 2000 .................................................................       $ 1,896,000       $ 1,896,000

Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.25% which resulted in a discount of $200,000; payable $400,000 due June 1,
   2000 and 2001, and $428,000 due June 1, 2002 ...................................         1,028,000         1,105,000

Revolving Loan in the maximum  credit amount of $30,000,000 secured by certain assets of the Company. The Company may elect to maintain the Revolving Loan as a Base Rate Loan, which accrues interest quarterly at .75% plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 1.75% plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due June 15, 2004 The effective interest rate at March 31, 2000
   was 7.92% ......................................................................         6,500,000         1,150,000
$20,000,000 Term Loan secured by certain assets of the Company; quarterly principal payments of $750,000 per quarter commencing September 15, 2000 through June 15, 2001, $1,250,000 per quarter through June 15, 2002, and
   $1,500,000 per quarter through June 15, 2004. The Company may elect to maintain the Term Loan as a Base Rate Loan, which accrues interest quarterly at .75% plus the higher of the Federal Funds Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a
   Eurodollar Loan, which accrues interest at 1.75% plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due June 15, 2004. The effective interest
   rate at March 31, 2000 was 7.91% ..............................................         20,000,000        20,000,000

Various capital leases and equipment financing agreements due through November 2001
   with interest rates ranging from 0% to .12% annually ...........................                --         1,667,000

Other .............................................................................         1,287,000           503,000
                                                                                          -----------       -----------
                                                                                           30,711,000        26,321,000
Less current installments of long-term debt .......................................         3,274,000         6,101,000
                                                                                          -----------       -----------
Long-term debt, excluding current installments ....................................       $27,437,000       $20,220,000
                                                                                          ===========       ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)


(3) STOCK INCENTIVE PLAN

    On October 7, 1999, the Company's Board of Directors approved a Stock Incentive Plan (the "Plan") under which employees, officers, directors or consultants ("Eligible Participants") may be granted stock options and restricted stock awards. The Board authorized the sale of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company's option to repurchase, as determined by the administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the administrator at or after the grant date. On November 12, 1999, the Company issued 15,937 shares of common stock for a purchase price of $488,000 and 464 shares of Series B Preferred Stock for a purchase price of $523,000 to Eligible Participants under the Plan. No stock options were granted, issued or outstanding as of the same date.

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

    The condensed consolidating financial information presents condensed financial statements as of June 30, 1999 and March 31, 2000 and for the three and nine month periods ended March 31, 1999 and 2000 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                           JUNE 30, 1999
                                      ---------------------------------------------------------------------------------------
                                         PENHALL             PENHALL
                                      INTERNATIONAL           RENTAL         PENHALL
                                          CORP.               CORP.          COMPANY         ELIMINATIONS        CONSOLIDATED
                                      -------------      -------------       -------         ------------        ------------
Assets
   Current assets:
      Receivables, net ...........    $          --      $          --    $  31,488,000      $          --      $  31,488,000
      Inventories ................               --                 --        1,316,000                 --          1,316,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts ....               --                 --        3,154,000                 --          3,154,000
      Intercompany assets ........       58,069,000                 --               --        (58,069,000)                --
      Other current assets .......        3,481,000          1,877,000        3,103,000         (1,133,000)         7,328,000
                                      -------------      -------------    -------------      -------------      -------------
        Total current assets .....       61,550,000          1,877,000       39,061,000        (59,202,000)        43,286,000
   Net property, plant and
    equipment.....................               --          9,171,000       46,426,000                 --         55,597,000
   Other assets, net .............        5,824,000                 --        9,456,000                 --         15,280,000
   Investment in parent ..........               --          4,001,000               --         (4,001,000)                --
   Investment in subsidiaries ....       25,989,000                 --               --        (25,989,000)                --
                                      -------------      -------------    -------------      -------------      -------------
                                      $  93,363,000      $  15,049,000    $  94,943,000      $ (89,192,000)     $ 114,163,000
                                      =============      =============    =============      =============      =============
Liabilities and Stockholders'
 Equity (Deficit):
   Current installments of
     long-term debt...............    $          --      $       2,000    $   3,272,000      $          --      $   3,274,000
   Trade accounts payable ........               --            165,000        8,743,000                 --          8,908,000
   Accrued liabilities ...........        5,158,000                 --        7,577,000                 --         12,735,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts ......               --                 --        1,050,000                 --          1,050,000
   Intercompany liabilities ......        1,939,000         41,679,000       20,893,000        (64,511,000)                --
                                      -------------      -------------    -------------      -------------      -------------
        Total current liabilities         7,097,000         41,846,000       41,535,000        (64,511,000)        25,967,000
   Long-term debt, excluding
    current installments..........       26,500,000            213,000          724,000                 --         27,437,000

   Senior notes ..................      100,000,000                 --               --                 --        100,000,000
   Deferred tax liabilities ......               --         (5,406,000)       5,090,000          5,309,000          4,993,000
   Accrued compensation ..........               --                 --               --                 --                 --
   Senior Exchangeable Preferred
     stock .......................       10,999,000                 --               --                 --         10,999,000
   Series A Preferred stock ......       11,732,000                 --               --                 --         11,732,000
   Stockholders' equity (deficit)       (62,965,000)       (21,604,000)      47,594,000        (29,990,000)       (66,965,000)
                                      -------------      -------------    -------------      -------------      -------------
                                      $  93,363,000      $  15,049,000    $  94,943,000      $ (89,192,000)     $ 114,163,000
                                      =============      =============    =============      =============      =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                              March 31, 2000
                                         --------------------------------------------------------------------------------------
                                             PENHALL           PENHALL
                                         INTERNATIONAL         RENTAL          PENHALL
                                              CORP.             CORP.          COMPANY         ELIMINATIONS       CONSOLIDATED
                                         -------------     -------------    -------------      ------------       ------------
Assets
  Current assets:
     Receivables, net ................   $          --     $          --    $  30,549,000     $          --     $  30,549,000
     Inventories .....................              --                --        2,252,000                --         2,252,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts..........              --                --        2,595,000                --         2,595,000
     Intercompany assets .............      51,431,000                --               --       (51,431,000)               --
     Other current assets ............       3,676,000         1,247,000        2,356,000        (1,134,000)        6,145,000
                                         -------------     -------------    -------------     -------------     -------------
        Total current assets .........      55,107,000         1,247,000       37,752,000       (52,565,000)       41,541,000
                                         -------------     -------------    -------------     -------------     -------------
  Net property, plant and equipment ..              --         8,879,000       52,008,000                --        60,887,000
  Other assets, net ..................       5,168,000                --        8,610,000                --        13,778,000
  Investment in parent ...............              --         4,001,000               --        (4,001,000)               --
  Investment in subsidiaries .........      36,976,000                --               --       (36,976,000)               --
                                         -------------     -------------    -------------     -------------     -------------
                                         $  97,251,000     $  14,127,000    $  98,370,000     $ (93,542,000)    $ 116,206,000
                                         =============     =============    =============     =============     =============
Liabilities and Stockholders'
Equity (Deficit)
  Current installments of long-term
    debt...............................  $   2,250,000     $       3,000    $   3,848,000     $          --     $   6,101,000
  Trade accounts payable .............              --                --        9,085,000                --         9,085,000
  Accrued liabilities ................       2,053,000                --        9,553,000                --        11,606,000
  Income taxes payable ...............       9,187,000                --               --        (6,442,000)        2,745,000
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts.............              --                --          596,000                --           596,000
  Intercompany liabilities ...........              --        40,581,000       10,850,000       (51,431,000)               --
                                         -------------     -------------    -------------     -------------     -------------
     Total current liabilities .......      13,490,000        40,584,000       33,932,000       (57,873,000)       30,133,000
                                         -------------     -------------    -------------     -------------     -------------
  Long-term debt, excluding
     current installments ............      18,900,000           204,000        1,116,000                --        20,220,000
  Senior notes .......................     100,000,000                --               --                --       100,000,000
  Deferred tax liabilities ...........              --        (5,405,000)       5,090,000         5,308,000         4,993,000
  Senior Exchangeable Preferred stock       11,904,000                --               --                --        11,904,000
  Series A Preferred stock ...........      12,939,000                --               --                --        12,939,000
Stockholders' equity (deficit) .......     (59,982,000)      (21,256,000)      58,232,000       (40,977,000)      (63,983,000)
                                         -------------     -------------    -------------     -------------     -------------
                                         $  97,251,000     $  14,127,000    $  98,370,000     $ (93,542,000)    $ 116,206,000
                                         =============     =============    =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                              THREE MONTH PERIOD ENDED MARCH 31, 1999
                                    -------------------------------------------------------------------------------------------
                                       PENHALL              PENHALL
                                    INTERNATIONAL           RENTAL             PENHALL
                                         CORP.               CORP.             COMPANY         ELIMINATIONS        CONSOLIDATED
                                    -------------       ------------        ------------       ------------        ------------
 Revenues .......................   $         --        $    316,000        $ 30,899,000       $   (316,000)       $ 30,899,000
 Cost of revenues ...............         (2,000)                 --          21,672,000                 --          21,670,000
                                    ------------        ------------        ------------       ------------        ------------
   Gross profit .................          2,000             316,000           9,227,000           (316,000)          9,229,000
 General and administrative
    expenses ....................        274,000             (32,000)          6,543,000           (317,000)          6,468,000
 Other operating income, net                  --             216,000             211,000                 --             427,000
 Equity earnings in subsidiaries.      1,616,000                  --                  --         (1,616,000)                 --
                                   ------------        ------------        ------------       ------------        ------------
   Earnings before interest
     expense and income taxes          1,344,000             564,000           2,895,000         (1,615,000)          3,188,000
 Interest expense ...............      3,782,000               2,000             170,000                 --           3,954,000
                                    ------------        ------------        ------------       ------------        ------------
   Earnings (loss)  before
     income taxes ...............     (2,438,000)            562,000           2,725,000         (1,615,000)           (766,000)
 Income tax expense (benefit)....     (1,810,000)            159,000           1,513,000                 --            (138,000)
                                    ------------        ------------        ------------       ------------        ------------
 Net earnings (loss) ............   $   (628,000)       $    403,000        $  1,212,000       $ (1,615,000)       $   (628,000)
                                    ============        ============        ============       ============        ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                            THREE MONTH PERIOD ENDED MARCH 31, 2000
                                    ---------------------------------------------------------------------------------------
                                       PENHALL            PENHALL
                                    INTERNATIONAL          RENTAL            PENHALL
                                         CORP.              CORP.            COMPANY         ELIMINATIONS      CONSOLIDATED
                                         -----              -----            -------         ------------      ------------
Revenues ......................       $        --        $   320,000       $37,643,000       $  (320,000)       $37,643,000
Cost of revenues ..............                --                 --        27,275,000                --         27,275,000
                                      -----------        -----------       -----------       -----------        -----------
  Gross profit ................                --            320,000        10,368,000          (320,000)        10,368,000
General and administrative
    expenses ..................            74,000            109,000         6,255,000          (320,000)         6,118,000
Other operating income, net ...            17,000                 --           306,000                --            323,000
Equity earnings in subsidiaries         2,669,000                 --                --        (2,669,000)                --
                                      -----------        -----------       -----------       -----------        -----------
  Earnings before interest
     expense and income taxes .         2,612,000            211,000         4,419,000        (2,669,000)         4,573,000
Interest expense ..............         3,747,000              1,000           105,000                --          3,853,000
                                      -----------        -----------       -----------       -----------        -----------
  Earnings (loss)  before
    income taxes ..............        (1,135,000)           210,000         4,314,000        (2,669,000)           720,000
Income tax expense (benefit) ..        (1,561,000)            86,000         1,769,000                --            294,000
                                      -----------        -----------       -----------       -----------        -----------
Net earnings ..................       $   426,000        $   124,000       $ 2,545,000       $(2,669,000)       $   426,000
                                      ===========        ===========       ===========       ===========        ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                        NINE MONTH PERIOD ENDED MARCH 31, 1999
                                  ----------------------------------------------------------------------------------
                                     PENHALL        PENHALL
                                  INTERNATIONAL     RENTAL            PENHALL
                                      CORP.          CORP.            COMPANY         ELIMINATIONS      CONSOLIDATED
                                  -------------   -----------       -----------       ------------      ------------
 Revenues....................     $ 5,905,000     $    927,000       $96,991,000        $(927,000)      $102,896,000
 Cost of revenues............       3,569,000            5,000        68,692,000               --         72,266,000
                                  -----------     ------------       -----------        ---------       ------------
   Gross profit..............       2,336,000          922,000        28,299,000         (927,000)        30,630,000
 General and administrative
     expenses................       1,408,000       12,330,000        17,177,000         (951,000)        29,964,000
 Other operating income, net.          29,000          959,000           579,000         (700,000)           867,000
 Equity loss in  subsidiaries        (322,000)             --                --           322,000                --
                                  ------------    ------------       -----------        ---------       -----------
   Earnings (loss) before
     interest expense and
     income taxes............         635,000      (10,449,000)       11,701,000         (354,000)         1,533,000
 Interest expense............       9,848,000          166,000           449,000           23,000         10,486,000
                                  -----------     ------------       -----------        ---------       ------------
   Earnings (loss)  before
     income taxes............      (9,213,000)     (10,615,000)       11,252,000         (377,000)        (8,953,000)
 Income tax expense (benefit)      (2,751,000)      (2,865,000)        3,825,000               --         (1,791,000)
                                  -----------     ------------       -----------        ---------       -------------
 Net earnings (loss).........     $(6,462,000)    $ (7,750,000)      $ 7,427,000        $(377,000)      $ (7,162,000)
                                  ===========     ============       ===========        =========       =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                          NINE MONTH PERIOD ENDED MARCH 31, 2000
                                  ----------------------------------------------------------------------------------
                                     PENHALL           PENHALL
                                  INTERNATIONAL        RENTAL          PENHALL
                                      CORP.             CORP.          COMPANY        ELIMINATIONS      CONSOLIDATED
                                  -------------     ------------     ------------     ------------      ------------
Revenues ......................    $         --     $    958,000     $128,268,000     $   (958,000)     $128,268,000
Cost of revenues ..............              --               --       88,674,000               --        88,674,000
                                   ------------     ------------     ------------     ------------      ------------
  Gross profit ................              --          958,000       39,594,000         (958,000)       39,594,000
General and administrative
    expenses ..................         345,000          340,000       22,023,000         (958,000)       21,750,000
Other operating income, net ...          61,000               --          830,000               --           891,000
Equity earnings in subsidiaries      10,987,000               --               --      (10,987,000)               --
                                   ------------     ------------     ------------     ------------      ------------
  Earnings before interest
     expense and income taxes .      10,703,000          618,000       18,401,000      (10,987,000)       18,735,000
Interest expense ..............      11,368,000           28,000          369,000               --        11,765,000
                                   ------------     ------------     ------------     ------------      ------------
  Earnings (loss)  before
    income taxes ..............        (665,000)         590,000       18,032,000      (10,987,000)        6,970,000
Income tax expense (benefit) ..      (4,778,000)         242,000        7,393,000               --         2,857,000
                                   ------------     ------------     ------------     ------------      ------------
Net earnings ..................    $  4,113,000     $    348,000     $ 10,639,000     $(10,987,000)     $  4,113,000
                                   ============     ============     ============     ============      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                                  NINE MONTH PERIOD ENDED MARCH 31, 1999
                                          ------------------------------------------------------------------------------------
                                             PENHALL            PENHALL
                                          INTERNATIONAL         RENTAL           PENHALL
                                             CORP.               CORP.           COMPANY        ELIMINATIONS      CONSOLIDATED
                                          -------------     -------------     -------------     ------------      ------------
Net cash provided by (used in)
  operating activities ...............    $ (12,023,000)    $ (13,830,000)    $  18,699,000     $    (700,000)    $  (7,854,000)
                                          -------------     -------------     -------------     -------------     -------------
Cash flows from investing
 activities:
  Proceeds from sale of assets .......           82,000           360,000           281,000                --           723,000
  Capital expenditures ...............         (848,000)         (923,000)       (8,650,000)               --       (10,421,000)
  Acquisitions of companies, net
    of cash acquired .................               --                --        (6,724,000)               --        (6,724,000)
                                          -------------     -------------     -------------     -------------     -------------
   Net cash used in investing
     activities.......................         (766,000)         (563,000)      (15,093,000)               --       (16,422,000)
                                          -------------     -------------     -------------     -------------     -------------
Cash flows from financing activities:
  Due to (from) affiliates ...........      (26,210,000)       31,113,000        (4,903,000)               --                --
  Borrowings under long-term debt ....       36,050,000         2,745,000                --                --        38,795,000
  Repayments of long-term debt .......       (8,550,000)      (16,611,000)         (286,000)               --       (25,447,000)
  Paydown on notes payable to
    stockholders .....................               --          (405,000)               --                --          (405,000)
  Borrowings on Senior Notes .........      100,000,000                --                --                --       100,000,000
  Book overdraft .....................               --          (346,000)        2,258,000                --         1,912,000
  Debt issuance costs ................       (5,714,000)               --          (221,000)               --        (5,935,000)
  Dividends paid .....................         (700,000)               --                --           700,000                --
  Proceeds from issuance of common
    stock ............................          399,000                --                --                --           399,000
  Repurchase of common stock .........      (93,050,000)               --                --                --       (93,050,000)
  Issuance of Series A Preferred
    Stock ............................       10,428,000                --                --                --        10,428,000
  Issuance of Series B Preferred
    Stock ............................          236,000                --                --                --           236,000
                                          -------------     -------------     -------------     -------------     -------------
   Net cash provided by (used in)
     financing activities ............       12,889,000        16,496,000        (3,152,000)          700,000        26,933,000
                                          -------------     -------------     -------------     -------------     -------------
   Net increase in cash and cash
     equivalents .....................          100,000         2,103,000           454,000                --         2,657,000
Cash and cash equivalents at
  beginning of period ................         (100,000)          542,000          (208,000)               --           234,000
                                          -------------     -------------     -------------     -------------     -------------
Cash and cash equivalents at
  end of period ......................    $          --     $   2,645,000     $     246,000     $          --     $   2,891,000
                                          =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                              NINE MONTH PERIOD ENDED MARCH 31, 2000
                                       --------------------------------------------------------------------------------
                                          PENHALL
                                       INTERNATIONAL       RENTAL           PENHALL
                                           CORP.            CORP.           COMPANY        ELIMINATIONS    CONSOLIDATED
                                       -------------     ------------     ------------     ------------    ------------
Net cash provided by (used in)
 operating activities ..............    $ (6,766,000)    $    469,000     $ 20,691,000     $         --     $ 14,394,000
                                        ------------     ------------     ------------     ------------     ------------
Cash flows from investing
 activities:
  Proceeds from sale of assets .....              --               --          691,000               --          691,000
  Capital expenditures .............              --               --      (13,985,000)              --      (13,985,000)
                                        ------------     ------------     ------------     ------------     ------------
        Net cash used in
           investing activities ....              --               --      (13,294,000)              --      (13,294,000)
                                        ------------     ------------     ------------     ------------     ------------
Cash flows from financing
 activities:
  Due to (from) affiliates .........      11,141,000       (1,101,000)     (10,040,000)              --               --
  Borrowings under long-term debt...      18,500,000               --               --               --       18,500,000
  Repayments of long-term debt .....     (23,850,000)          (8,000)        (776,000)              --      (24,634,000)
  Book overdraft ...................              --               --        2,609,000               --        2,609,000
  Debt issuance costs ..............          (7,000)              --               --               --           (7,000)
  Proceeds from issuance of
    common stock ...................         488,000               --               --               --          488,000
  Repurchase of common stock and
    Series B preferred stock .......         (29,000)              --               --               --          (29,000)
  Issuance of Series B preferred
    stock ..........................         523,000               --               --               --          523,000
                                        ------------     ------------     ------------     ------------     ------------
        Net cash provided by
          (used in) financing
          activities ...............       6,766,000       (1,109,000)      (8,207,000)              --       (2,550,000)
                                        ------------     ------------     ------------     ------------     ------------
        Net decrease in cash and
          cash equivalents .........              --         (640,000)        (810,000)              --       (1,450,000)
Cash and cash equivalents at
  beginning of period ..............              --        1,853,000        1,232,000               --        3,085,000
                                        ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents at
  end of period ....................    $         --     $  1,213,000     $    422,000     $         --     $  1,635,000
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

    Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall's Operated Equipment Rental Services are complemented by long-term fixed-price contracts. Penhall's revenues are derived from highway-related projects, building-related projects, airport, residential and other projects. The following table shows the breakdown of the components of revenue for the periods indicated:

                                        THREE MONTHS ENDED MARCH 31,                      NINE MONTHS ENDED MARCH 31,
                              -----------------------------------------------   -----------------------------------------------
                                       1999                    2000                     1999                     2000
                              ----------------------   ----------------------   ----------------------   ----------------------
                                  $       % OF TOTAL       $       % OF TOTAL       $      % OF  TOTAL       $       % OF TOTAL
                              --------    ----------   --------    ----------   --------   -----------   --------    ----------
Operated Equipment
    Rental Services .......   $ 21,205       68.6%     $ 27,088       72.0%     $ 71,134       69.1%     $ 89,013       69.4%
Contract Services (1) .....      9,694       31.4%       10,555       28.0%       31,762       30.9%       39,255       30.6%
                              --------      -----      --------      -----      --------      -----      --------      -----
    Total Revenues ........   $ 30,899      100.0%     $ 37,643      100.0%     $102,896      100.0%     $128,268      100.0%
                              ========      =====      ========      =====      ========      =====      ========      =====

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

RESULTS OF OPERATIONS

    Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

    Revenues. Revenues for the three months ended March 31, 2000 ("Interim 2000") were $37.6 million, an increase of $6.7 million or 21.8% over the three months ended March 31, 1999 ("Interim 1999"). The increase was due primarily to the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing, which added $5.1 million of revenues in Interim 2000 compared to $3.2 million in Interim 1999. In addition, construction markets remained very strong in Interim 2000 in the areas the Company serves.

    Gross Profit. Gross profit totaled $10.4 million in Interim 2000, an increase of $1.1 million or 12.3% from Interim 1999. Gross profit as a percentage of revenues decreased from 29.9% in Interim 1999 to 27.5% in Interim 2000. The increase in gross profit was due primarily to the increase in revenues in Interim 2000. The decrease in gross profit as a percentage of revenues was due to contracts that were labor intensive in Interim 2000.

    General and Administrative Expenses. General and administrative expenses were $6.1 million in Interim 2000 compared to $6.5 million in Interim 1999. As a percent of revenues, general and administrative expenses were 16.3% in Interim 2000 compared to 20.9% in Interim 1999.

    The decrease in general and administrative expenses in Interim 2000 and the decrease in general and administrative expenses as a percent of revenues in Interim 2000 was attributable to non-recurring expenses resulting from the Recapitalization Mergers in Interim 1999.

    Interest Expense. Interest expense was $3.9 million in Interim 2000 compared to interest expense of $4.0 million in Interim 1999. The decrease was due to less borrowing by the Company in Interim 2000.

    Income Tax Expense (Benefit). The Company recorded an income tax provision of $294,000, or 41% of earnings before income taxes in Interim 2000, compared to an income tax benefit of $138,000, or 18% of loss before income taxes in Interim 1999. The lower effective tax rate in Interim 1999 is attributable to certain reorganization costs related to the Transactions which are not deductible for tax purposes.

   Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

    Revenues. Revenues for the nine months ended March 31, 2000 ("Interim 2000") were $128.3 million, an increase of $25.4 million or 24.7% over the nine months ended March 31, 1999 ("Interim 1999"). The increase was due primarily to the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing which added $16.9 million of revenues in Interim 2000 compared to $5.7 million in Interim 1999. In addition, construction markets remained very strong in Interim 2000 in the areas the Company serves.

    The Company operated through 33 locations in twelve states at March 31, 2000, compared to 30 locations in eleven states at March 31, 1999. The Company's equipment fleet grew from 644 to 660 or 2.5% during this period.

    Gross Profit. Gross profit totaled $39.6 million in Interim 2000, an increase of $9.0 million or 29.3% from Interim 1999. Gross profit as a percentage of revenues increased from 29.8% in Interim 1999 to 30.9% in Interim 2000. The increase in gross profit was due primarily to the increase in revenues in Interim 2000. The increase in gross profit as a percentage of revenues was due to better utilization of the equipment rental fleet in Interim 2000.

    General and Administrative Expenses. General and administrative expenses were $21.8 million in Interim 2000 compared to $30.0 million in Interim 1999. As a percent of revenues, general and administrative expenses were 17.0% in Interim 2000 compared to 29.1% in Interim 1999. Included in general and administrative expenses in Interim 1999 is $8.9 million of stock compensation expense related to the Company's Employee Stock Purchase Plans, and $3.2 million in reorganization costs, which consisted primarily of closing fees and legal expenses. These expenses occurred as a result of the Recapitalization Mergers and are non-recurring. Without the stock related compensation expense and reorganization expenses, general and administrative expenses were $17.9 million, or 17.4% of revenues in Interim 1999.

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

    Interest Expense. Interest expense was $11.8 million in Interim 2000 compared to interest expense of $10.5 million in Interim 1999. The increase was due to additional debt incurred by the Company as part of the Transactions in August 1998. This additional debt consists of $100.0 million of Senior Notes and the New Credit Facility (see Liquidity and Capital Resources below).

    Income Tax Expense (Benefit). The Company recorded an income tax provision of $2.9 million, or 41% of earnings before income taxes in Interim 2000, compared to an income tax benefit of $1.8 million, or 20% of loss before income taxes in Interim 1999. The lower effective tax rate in Interim 1999 is attributable to certain reorganization costs related to the Transactions, which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 5.55 to 1.0, 50% of such Excess Cash Flow.

    Cash provided by operating activities during Interim 2000 was $14.4 million compared to cash used in operating activities of $7.9 million during Interim 1999. In Interim 2000, the Company's higher net earnings, increase in provision for doubtful accounts, higher depreciation and amortization expense partially offset by increases in inventories, prepaid expenses and other assets, accounted for the improved cash from operations compared to Interim 1999. In Interim 1999, the Company's net loss, increase in accounts receivable and decrease in accounts payable, accrued liabilities and accrued compensation offset by higher depreciation and amortization expense resulted in a significant use of cash from operations during that period.

    Management estimates that the Company's annual capital expenditures will be approximately $21 million for fiscal 2000, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

    Cash used in investing activities was $13.3 million in Interim 2000 as compared to $16.4 million in Interim 1999. Such cash was used for capital expenditures of $14.0 million in Interim 2000 and $10.4 million in Interim 1999. In addition, cash of $6.7 million was used for the acquisition of Daley Concrete Cutting and Lipscomb Concrete Cutting in Interim 1999.

    Net cash used in financing activities in Interim 2000 was $2.6 million as compared to net cash provided by financing activities of $26.9 million in Interim 1999. In Interim 2000, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt, a book overdraft, and issuance of additional common stock and Series B preferred stock. In Interim 1999, the Company's financing activities are primarily the result of the Transactions associated with the Reorganization in August 1998.

    Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of March 31, 2000, the Company and its subsidiaries had approximately $126.3 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $64.0 million. As of March 31, 2000 approximately $28.9 million of additional borrowing was available under the Company's New Credit Facility.

YEAR 2000

    The Year 2000 ("Y2k") issue was the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established an informal Y2K task force, and developed a plan which listed the milestones achieved and completed to become Y2K ready. A checklist of potential failure sources was compiled and included both information technology and embedded technology systems. The Company completed its assessment of its information technology and embedded technology systems and identified and took measures to correct potential failures in those systems.

    The Company's basic business is to provide operator assisted equipment for rental. As such, management believed the Company's main exposure to Y2K issues were the telephone and radio communication systems needed to take orders for rental, and certain larger pieces of equipment (excavators, back hoes, etc.) which have some level of computer operating controls.

    The Company's information technology systems include its accounting systems, billing, accounts payable, and equipment utilization reports. The Company completed testing of all information technology systems, and believes the systems are Y2K compliant. In addition, major vendors for the Company's computer hardware, software and data communications network have informed the Company that their products are Y2K compliant.

    The Company's non-information technology systems include primarily rental location alarm systems, gasoline pumps, radios, telephones and certain types of heavy equipment. The Company has completed a review for Y2K compliance for the major non-information technology systems. This review included determining if respective vendors of the non-information technology systems are also Y2K compliant.

    The Company spent less than $50,000 as of March 31, 2000, including the cost of outside consultants, to conduct the Y2K compliance reviews and tests. The Company does not expect to incur additional substantial costs to complete its Y2K reviews and remediation, if required.

    The primary operational risks to the Company were the communication systems on which the Company relies will not function properly, or that certain heavy equipment would not function properly, after December 31, 1999. The primary information technology risk was that accounting data, including billing customers and paying vendors, would not function properly via computer after December 31, 1999. The Company believes it has adequate contingency plans to mitigate the aforementioned potential Y2K related problems. The Company does not believe potential Y2K problems would have a significant, long-term negative effect on its operations or information technology. To date, the Company has not experienced any Y2K related problems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    The Company is exposed to interest rate changes primarily as a result of its notes payable, including Senior Notes, Term Loan and Revolving Loan used to maintain liquidity and fund capital expenditures and expansion of the Company's operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it's overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the Term Loan and Revolving Loan. The Company does not enter into derivative or interest rate transactions for speculative purposes.

                                                   YEARS ENDED JUNE 30,
                              --------------------------------------------------------------
                               2000       2001       2002      2003      2004     THEREAFTER     TOTAL       VALUE
                              ------     ------     ------    ------    ------    ----------    --------   ---------
                                                               (IN THOUSANDS)

Fixed rate debt ...........   $3,914     $1,094     $  535    $    3     $    4    $100,179     $105,729    $104,729
Average interest rate .....                                                                                    12.00%

Variable rate LIBOR
  debt (1).................   $    0     $3,000     $5,000    $6,000     $7,150    $       0    $ 21,150    $ 21,150
Current interest rate (1)..                                                                                     7.92%

-----------

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

                                           Penhall International Corp.

Date:  May 12, 2000                        /s/         John T. Sawyer
                                           -----------------------------------
                                                       John T. Sawyer
                                           Chairman of the Board, President and
                                                    Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit 27.1            Financial Data Schedule