Form 10-K405
period 2000-06-30
PENHALL INTERNATIONAL CORP
filed 2000-09-28
CIK 1070772

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        Commission File Number 333-64745

                               ------------------

                           PENHALL INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

                   ARIZONA                                86-0634394
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

                      1801 PENHALL WAY, ANAHEIM, CA 92803
              (Address of principal executive offices) (Zip Code)

                                 (714) 772-6450
              (Registrant's telephone number, including area code)

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of June 30, 2000, there were 1,012,513 shares of the registrant's common stock outstanding, all of which were owned by affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

   Penhall consists of Penhall International Corporation, an Arizona Corporation, and two wholly owned subsidiaries, Penhall Company and Penhall Rental Corporation, both California Corporations (collectively the "Company" or "Penhall"). Penhall was founded in 1957 and is one of the largest operated equipment rental providers in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators on an hourly or fixed-price quote basis ("Operated Equipment Rental Services") to serve construction, industrial, manufacturing, governmental and residential customers. In addition, Penhall complements its Operated Equipment Rental Services by providing the same type of services on a fixed-price contract basis for long-term projects. Penhall employs over 700 skilled operators and has 664 units in its diverse operated equipment rental fleet, which includes a broad selection of equipment ranging from smaller items such as diamond abrasive saws and coring units, to large equipment such as backhoes, excavators, water trucks and concrete grinders. Penhall provides its services from 31 locations in thirteen states, with a presence in some of the fastest growing states in terms of construction spending and population growth, including its primary market, California, as well as other strategic markets including Arizona, Colorado, Nevada, Texas, Georgia, North and South Carolina and Utah. Penhall has a diverse base of over 11,000 customers. With the exception of the California Department of Transportation (which represents approximately 7% of total revenue in fiscal 2000), no one customer has accounted for more than 5% of its total revenue in any of the past five fiscal years. Penhall has a reputation for high quality service, which results in a high degree of customer loyalty, and Management believes that a significant percent of its revenues are derived through repeat business from existing customers. Penhall has increased its revenues from $74.9 million in fiscal 1996 to $173.1 million in fiscal 2000 through 1) increased rental fleet utilization, 2) increasing its rental equipment fleet, and 3) acquisitions.

   Through its skilled operators and equipment rental fleet, Penhall performs new construction, rehabilitation and demolition services in connection with infrastructure projects. For short duration assignments, typically lasting from several hours to a few weeks, Penhall generally provides Operated Equipment Rental Services on an hourly or fixed-price quote basis. Services provided in this manner include specialized work such as highway and airport runway grooving and asphalt cutting, as well as demolition work such as concrete breaking, removal and recycling. For longer duration projects, which may last from a few days to several years, Penhall provides services on a fixed-price contractual basis. Services provided in this manner include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. A majority of fixed-price contract revenues are derived from long-term highway projects, which have an average contract length of approximately ten months. Penhall strives to maximize utilization of its operated equipment rental fleet and uses its fixed-price contract services to
(i) market its Operated Equipment Rental Services, (ii) increase utilization of its operated equipment rental fleet and (iii) differentiate it from other equipment rental competitors. As part of a fixed-price contract project, Penhall is responsible for completion of an entire job or project, and typically employs its Operated Equipment Rental Services. On average, approximately 23% to 31% of Operated Equipment Rental Services revenues are generated from fixed-price contracts.

   The operated equipment rental industry is a specialized niche segment of the highly fragmented United States equipment rental industry. There are an estimated 15,000 equipment rental companies in the United States, and no single company represented more than 7% of total market revenues in 1999. According to industry sources, the United States equipment rental industry grew from approximately $600 million in revenues in 1982 to an estimated $28 billion in 1999, representing an approximate Compounded Annual Growth Rate (CAGR) of 25.4%. Management believes that the operated equipment rental industry has grown at a similar rate during this period. This growth has been driven primarily by construction spending and continued outsourcing of equipment needs by construction and industrial companies. While customers traditionally have rented equipment for specific purposes such as supplementing capacity during peak periods and in connection with special projects, customers are increasingly looking to rental operators to provide an ongoing, comprehensive supply of equipment, enabling such customers to benefit from the economic advantages and convenience of rental. The Highway Transportation Bill was approved by the President of the United States in June 1998, which calls for a $218 billion increase in national spending on highways and mass transit from current levels over six years from date of approval and approximately a 58% increase in Penhall markets overall on a non-weighted average basis.

THE REORGANIZATION

   Penhall International, Inc., a California corporation ("PII"), prior to the consummation of the Transactions (as defined below) conducted all its operations through Phoenix Concrete Cutting, Inc., an Arizona corporation (the "Company"), and the Penhall Company, a California corporation ("PenCo"). As of June 30, 1998, PII, the stockholders of PII, the Company, and Penhall Acquisition Corp., an Arizona Corporation (the "Issuer" or "PAC"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company formed PCC Merger Sub, a California corporation and wholly-owned subsidiary ("PCC Merger Sub"), which on August 4, 1998, was merged with and into PII (the "Reorganization Merger"), with the result that (i) PII continued as the surviving corporation, (ii) each stockholder of PII had his or her common equity in PII converted into common equity in the Company, (iii) PII received common equity in the Company approximately equal in value to the value of its common equity in the Company immediately prior to the consummation of the Reorganization Merger and (iv) the Company received common equity in PII such that the Company became the corporate parent of and owns all the outstanding capital stock of PII (which continues to hold all the outstanding capital stock of PenCo). Pursuant to the Merger Agreement, immediately following the Reorganization Merger, the Issuer merged with and into the Company (the "Recapitalization Merger" and, together with the Reorganization Merger, the "Mergers"), with the Company continuing as the surviving corporation (the "Surviving Corporation"). Prior to or simultaneously with the consummation of the Recapitalization Merger, the Issuer entered into a new senior secured credit facility (the "New Credit Facility") providing for $20.0 million of Term Loans (as defined therein) and up to $30.0 million of Revolving Loans (as defined therein), and all indebtedness of PII except $3.7 million of notes payable was repaid (the "Refinancing"). Following the consummation of the Mergers, the Company changed its corporate name to "Penhall International Corp." and PII changed its corporate name to "Penhall Rental Corp."

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

   In connection with the Recapitalization in August of 1998, the Issuer issued $100,000,000 of 12% Senior Notes due 2006 (the "Existing Notes"). As part of the Recapitalization, the Company became the successor obligor under the Exiting Notes. In order to satisfy certain obligations of the Company and the Guarantors (consisting of the Company's wholly-owned subsidiaries) contained in the Registration Rights Agreement, dated August 4, 1998 (the "Registration Rights Agreement") by and among the Issuer, the Company, the Guarantors, BT Alex. Brown Incorporated ("BTAB") and Credit Suisse First Boston (collectively with BTAB, the "Initial Purchasers") with respect to the initial sale of the Existing Notes, the Company offered to exchange an aggregate principal amount of up to $100,000,000 of its 12% Senior Notes due 2006 (the "New Notes") for a like principal amount of the Existing Notes outstanding in December 1998. The New Notes and the Existing Notes are hereinafter collectively referred to as the "Notes." The terms of the New Notes are identical in all material respects to those of the Existing Notes, except for certain transfer restrictions and registration rights relating to the Existing Notes. The New Notes were issued pursuant to, and are entitled to the benefits of, the Indenture (as defined) governing the Existing Notes.

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

RECENT DEVELOPMENTS

   On June 9, 1998, the President of the United States approved the approximately $218.0 billion transportation bill, the "Transportation Equity Act (TEA-21)" which will increase spending by approximately 44% from current levels nationally, and approximately 58% overall on a non-weighted average basis in Penhall's markets, over the next five years and is aimed at financing the repair and new construction of roads, mass transit, bridges, bike paths, bus garages and other infrastructure in the United States. Approximately 80% of the funding has been designated for maintenance and new construction of highways. Approximately 24% of total United States highway spending appropriated by TEA-21 will be allocated to Penhall's markets, and Management believes that the TEA-21 represents a significant growth opportunity for the Penhall. In addition, in May 2000, the "Aviation Investment Reform Act (AIR-21)" was authorized which provides for $40 billion to be spent upgrading airport facilities over three years. The impact of TEA-21 and AIR-21 should become more apparent in calendar year 2001.

EQUIPMENT RENTAL FLEET

   Penhall owns and operates a well-maintained fleet of 664 units of operated equipment, including excavators, stompers, backhoes, compressors, "bobcats," crushing equipment, saws, drills and grinding and grooving equipment. Penhall also carries state-of-the-art manually-operated and remote-controlled breakers, which provide access to contaminated, hazardous or limited access areas and which have been used for hazardous projects such as the demolition of decommissioned nuclear power plants. The Company employs skilled operators, including trainees, for each piece of equipment it operates. The following table is a summary of Penhall's operated equipment rental fleet as of June 30, 2000:

DESCRIPTION                                                           QUANTITY
-----------                                                           --------
Diamonds..........................................................       370
Compressors.......................................................        97
Excavators........................................................        34
Grinders..........................................................        22
Backhoes..........................................................        40
Bobcats...........................................................        50
Tankers...........................................................        24
Stompers..........................................................        10
Loaders...........................................................         4
Miscellaneous.....................................................        13
                                                                         ---
Total Units.......................................................       664
                                                                         ===

   In addition to its 664-unit operated equipment rental fleet, Penhall maintains an inventory of approximately 552 Bare Equipment Rentals, which are rented out on an hourly, daily, weekly or monthly basis without skilled operators. Bare Equipment Rentals include personnel lifts, forklifts, front-end loaders and light towers. Each Penhall location has it's own shop and repair and maintenance staff that routinely maintains and repairs the equipment rental fleet.

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

        Other Services:

        - Breaking. Breaking is the use of manually-operated or, in hostile environments, remotely-controlled high-energy hydraulic breaking equipment to remove concrete. This service was most visibly utilized by Penhall in the removal of large sections of the Nimitz Freeway in Oakland, California, following the 1989 earthquake, and in the removal of damaged freeway bridges and overpasses in southern California following the 1994 earthquake. Breaking equipment is more commonly used in less dramatic settings, such as interior renovation of industrial buildings to adapt them to a new use, and in removal of existing structures in preparation for redevelopment of the real estate. The Company has designed and used remotely-controlled breakers for modification and removal of facilities contaminated with radioactive material, such as nuclear power stations and development laboratories. Penhall is currently providing breaking services in connection with a large-scale project in Salt Lake City which calls for the breaking and removal of approximately 115 highway overpasses on U.S. Interstate 15 in order to widen the Interstate in preparation for the 2002 Olympic Games.

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

   Penhall's services are made available to customers through its 31 regional locations. Penhall maintains a basic equipment rental fleet and operators at each of its 31 locations. If necessary, equipment can be shipped from any of Penhall's locations to projects at remote sites. Rental fees for Penhall's equipment range from $77 to $430 per hour and encompass both the equipment and the operator's time.

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

   Historically, Penhall has rented its equipment only in conjunction with the services of a Penhall employee as the operator. Recently, however, Penhall has started operating rental yards and offering Bare Equipment Rentals, or renting equipment without operators. To date, such Bare Equipment Rentals have not yet constituted a significant part of Penhall's revenues.

   Contract pricing utilizes the same equipment and services provided through its Operated Equipment Rental Services; however, these services involve longer duration assignments lasting from a few days to several years and may generates revenues of between $7,500 and $10,000,000. Services provided on this basis include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. Fixed-price contract projects typically use multiple types of equipment concurrently and require a Penhall supervisor to coordinate the safe and efficient function of Penhall's workmen and equipment. For fixed-price contract projects, Penhall typically employs the use of its Operated Equipment Rental Services as well as outside rental equipment and sub-contractors. Although Penhall has obtained contractor's licenses in 23 states (not including 23 states, which do not require licensing), it typically provides its services in the capacity of a subcontractor under prime or general contracts in approximately half of its fixed-price contract projects.

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

SALES AND MARKETING

   Penhall maintains a sales and estimating force of approximately 110 people, with at least two salespersons based at each of Penhall's operating locations calling on both new and existing customers. These salespeople provide estimates and prepare bids for projects. Management believes that its fixed-price contract services serve as a unique marketing tool for its Operated Equipment Rental Services and help to increase the utilization of Penhall's operated equipment rental fleet. Penhall also regularly participates in industry trade shows and conferences, and advertises in trade journals.

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

CUSTOMERS

   Most of Penhall's customers consist of highway, airport and building general contractors and subcontractors, and federal, state and municipal agencies in various construction, industrial, manufacturing, governmental and residential markets. Some of Penhall's major customers include the California Department of Transportation, Wasatch Constructors, Turner Construction, San Diego Gas & Electric, Morrison Knudsen and Koll Construction Company. During fiscal 2000, Penhall served over 11,000 customers and, with the exception of the California Department of Transportation, no one customer has accounted for more than 5% of Penhall's revenues in any of the past five fiscal years. Management believes that a significant percent of Penhall's revenues represented repeat business from existing customers.

COMPETITION

   The operated equipment rental industry is a specialized niche of the overall equipment rental industry and is highly competitive. Penhall's competitors include large national rental companies, regional companies, smaller independent businesses and equipment vendors, which sell and rent equipment to customers. The industry is also highly fragmented, and primarily consists of many relatively small, independent businesses typically serving discrete local markets within 30 to 50 miles of the equipment rental location, with few multi-location regional or national operators. Traditionally, large Operated Equipment Rental Services companies have focused their operations on providing a broad array of services to relatively large customers, primarily in medium to large metropolitan markets, while generally serving smaller markets through delivery from distant major markets.

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

   Management believes the operated equipment rental industry benefits from the continuing trend among businesses to outsource non-core operations to reduce capital investment, convert costs from fixed to variable and minimize the downtime, maintenance, repair and storage associated with equipment ownership. Customers are increasingly using Operated Equipment Rental Services companies to provide a comprehensive supply of equipment and operators.

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

MANAGEMENT INFORMATION SYSTEM

   Penhall utilizes a management information system, which was implemented in fiscal 1997 and subsequently upgraded. The management information system gives management the ability to analyze certain cost results by line of equipment and location. This information network is used to make decisions with respect to investments in new equipment as well as certain other competitive decisions. In addition, the system provides information with respect to contract work in progress, which is used by project managers and contract division management to monitor the status of jobs in progress.

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

LABOR RELATIONS

   As of June 30, 2000 Penhall Company had approximately 1,500 full-time employees. The Company also hires, on an as-needed basis, equipment operators when work in progress necessitates additional personnel.

   Approximately, 500 of Penhall's employees are represented by various labor unions. The Company's unionized work force is divided into approximately 19 certified or lawfully recognized bargaining units.

   All agreements expiring during Fiscal 2000 have been renewed or extended. There are four agreements expiring in June 2001, three expire in April 2001 and one expires in May 2001. No discussions have begun on those agreements. There is no reason to believe that any expiration will have a material effect on Fiscal 2001 operations. There are currently no unfair labor practice charges pending against Penhall either before the National Labor Relations' Board or the courts.

ITEM 2. PROPERTIES

   Penhall is headquartered in Anaheim, California. As of June 30, 2000 Penhall owned or leased 31 facilities which are used for equipment yards and accompanying office space. The following table sets forth the location and square footage of each of such facilities.

LOCATION                                                      APPROX. SQUARE FEET
--------                                                      -------------------
Anaheim, California........................................         18,300
Gardena, California........................................          3,850
Camarillo, California......................................          3,600
San Leandro, California....................................          6,000
Sacramento, California.....................................          8,000
San Diego, California......................................          5,600
Rialto, California (1).....................................          6,000
Santa Clara, California (1)................................          9,950
Irvine, California (1).....................................          9,500
Bakersfield, California (1)................................          4,000
Burbank, California........................................          6,200
Phoenix, Arizona...........................................         12,900
Austin, Texas..............................................          6,100
Grapevine, Texas (1).......................................         11,000
Denver, Colorado...........................................         15,100
Austell, Georgia (1).......................................          8,000
Las Vegas, Nevada..........................................         11,000
Portland, Oregon (1).......................................         24,000
Salt Lake City, Utah (1)...................................         10,500
Rogers, Minnesota (1)......................................         11,000
Birmingham, Alabama (1)....................................          2,000
Golden Valley, Minnesota (1)...............................         24,000
Superior, Wisconsin (1)....................................          4,000
Morrisville, North Carolina (1)............................         15,000
Charlotte, North Carolina (1)..............................          6,000
Greensboro, North Carolina (1).............................          5,000
Wilmington, North Carolina (1).............................          2,000
Greenville, South Carolina (1).............................          3,500
Columbia, South Carolina (1)...............................          3,500
Charleston, South Carolina (1).............................          6,500
College Park, Georgia (1)..................................          5,000

----------

(1) Leased property.

   Penhall presently leases twenty sites in ten states (collectively, the "Leased Sites"). The average remaining term of the leases under which the Leased Sites are held (collectively, the "Real Property Leases") is approximately 5 years (assuming the exercise of all option periods). The Real Property Leases for the following three Leased Sites have remaining terms of less than three years: (i) Santa Clara, California - October 31, 2002, (ii) Austell, Georgia - January 31, 2001 and (iii) Greensville, South Carolina October 15, 2000.

ITEM 3. LEGAL PROCEEDINGS

   Penhall is from time to time involved in legal proceedings arising in the ordinary course of business. Penhall believes there is no outstanding litigation, which could have a material impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2000.

                                           PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The Company's common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company did not pay any dividends in fiscal 1999 or 2000. The Indenture contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, create liens, make certain asset dispositions and merge or consolidate with, or transfer substantially all of it's assets to another person, or engage in certain change of control transactions. As part of the Recapitalization, the Issuer issued the Existing Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. As part of the Recapitalization, the Company became the successor obligor under the Existing Notes. See "Business -- the Reorganization".

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        FISCAL YEAR ENDED JUNE 30,
                                              -------------------------------------------------------------------------------
                                                 1996             1997             1998             1999             2000
                                              -----------      -----------      -----------      -----------      -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues .................................    $    74,895      $    95,298      $   101,170      $   143,446      $   173,060
Cost of revenues .........................         51,200           68,541           72,395          101,389          119,854
                                              -----------      -----------      -----------      -----------      -----------
Gross profit .............................         23,695           26,757           28,775           42,057           53,206
General and administrative expenses ......         15,156           16,953           18,673           32,570           28,474
Reorganization expenses ..................             --               --            1,207            3,501               43
Other compensation .......................             --               --            3,271               --
Other operating income ...................            867              871              644            1,121            1,228
                                              -----------      -----------      -----------      -----------      -----------
Earnings before interest expense and
  income taxes ...........................          9,406           10,675            6,268            7,107           25,917
Interest expense .........................            783              811            1,036           14,334           15,591
                                              -----------      -----------      -----------      -----------      -----------
Earnings (loss) before income taxes ......          8,623            9,864            5,232           (7,227)          10,326
Income tax expense (benefit) .............          3,538            4,407            2,531           (1,388)           4,376
                                              -----------      -----------      -----------      -----------      -----------
Net earnings (loss) ......................          5,085            5,457            2,701           (5,839)           5,950
Accretion of preferred stock to
  redemption value .......................             --               --               --           (2,304)          (2,854)
Accrual of cumulative dividends on
  preferred stock ........................             --               --               --           (2,323)          (2,946)
                                              -----------      -----------      -----------      -----------      -----------
Net earnings (loss) available to
  common stockholders ....................    $     5,085      $     5,457      $     2,701      $   (10,466)     $       150
                                              ===========      ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE:
   Basic .................................    $      1.25      $      1.29      $       .63      $     (8.16)     $       .15
   Diluted ...............................           1.24             1.27              .62            (8.16)     $       .15

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
   Basic .................................      4,054,596        4,232,585        4,277,888        1,282,996        1,000,953
   Diluted ...............................      4,114,398        4,305,608        4,355,303        1,282,996        1,000,953

OTHER DATA:
Adjusted EBITDA (1) ......................    $    15,644      $    19,565      $    20,931      $    31,129      $    40,481
Adjusted EBITDA margin (2) ...............           20.9%            20.5%            20.7%            21.7%            23.4%
Net cash provided by (used in)
  operating activities ...................    $    10,686      $     8,562      $    16,628      $      (487)     $    20,282
Net cash used in investing activities ....    $   (10,522)     $   (15,086)     $   (17,047)     $   (21,188)     $   (17,228)
Net cash provided by (used in)
  financing activities ...................    $       735      $     6,263      $       (23)     $    24,526      $    (4,030)
Depreciation and amortization ............    $     5,417      $     6,878      $     8,870      $    11,652      $    14,521
Capital expenditures .....................    $    11,511      $    16,089      $    12,287      $    14,456      $    18,093
Units of operated equipment rentals
  at end of period .......................            369              420              497              623              664
Number of locations at end of period .....             16               21               22               32               31
Ratio of earnings to fixed charges (3) ...          10.4x            11.4x             5.3x              .5x             1.7x

CONSOLIDATED BALANCE SHEET DATA AT
PERIOD END:
Total assets .............................    $    53,378      $    69,833      $    88,323      $   114,163      $   122,162
Long-term obligations, including
  current maturities .....................          8,981           14,111           18,564          131,324          125,235
Stockholders' equity (deficit) ...........         32,032           39,253           43,606          (66,965)         (62,787)

-----------

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

   The following chart depicts the components of Adjusted EBITDA:

                                                      FISCAL YEAR ENDED JUNE 30,
                                     ---------------------------------------------------------
                                       1996        1997        1998        1999         2000
                                     --------    --------    --------    --------     --------
Net earnings (loss) .............    $  5,085    $  5,457    $  2,701    $ (5,839)    $  5,950
Interest expense ................         783         811       1,036      14,334       15,591
Income tax expense (benefit) ....       3,538       4,407       2,531      (1,388)       4,376
Depreciation and amortization ...       5,417       6,878       8,870      11,652       14,521
Stock related compensation
  Expense .......................         821       2,012       1,315       8,869           --
Reorganization costs ............          --          --       1,207       3,501           43
Other compensation ..............          --          --       3,271          --           --
                                     --------    --------    --------    --------     --------
       Adjusted EBITDA ..........    $ 15,644    $ 19,565    $ 20,931    $ 31,129     $ 40,481
                                     ========    ========    ========    ========     ========


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

GENERAL

   Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its Operated Equipment Rental Services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 31 locations in thirteen states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

   From fiscal 1996 to fiscal 2000, revenue and Adjusted EBITDA have grown at a CAGR of 23.3% and 26.8%, respectively, due primarily to management's successful implementation of a strategy focused on (i) maximizing high-margin Operated Equipment Rental Services revenues through increased equipment rental fleet utilization, (ii) controlling overhead and (iii) successfully integrating Penhall's acquisitions and start-up locations as well as a robust economy which has stimulated all aspects of the construction industry.

   The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 15,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected seven strategic acquisitions, including Concrete Coring Company, an Austin-based company acquired in 1995, Zig Zag Company, a Denver-based firm acquired in 1996, Metro Concrete Cutting, an Atlanta-based company acquired in 1996, HSI, a Minnesota-based firm acquired in April 1998, Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998, Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998 and Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999. During the same period, Penhall established operations in four new markets by opening offices in Las Vegas, Salt Lake City, Portland and Dallas.

   Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall's Operated Equipment Rental Services are provided primarily under hourly rentals, which are complemented by long-term fixed-price contracts. During fiscal 2000, approximately 59% of Penhall's revenues were derived from highway-related projects, approximately 24% of revenues were generated from municipal-related projects such as road construction and airport construction and the remainder of revenues were generated from commercial, residential and other projects. The following table shows the breakdown of the components of revenue for the periods indicated:

                                                               FISCAL YEAR ENDED JUNE 30,
                                        ------------------------------------------------------------------------
                                                1998                      1999                     2000
                                        ---------------------     ---------------------     --------------------
                                           $       % OF TOTAL        $       % OF TOTAL        $      % OF TOTAL
                                        --------   ----------     --------   ----------     --------  ----------
                                                            (DOLLARS IN THOUSANDS)
Hourly Service Rentals ...........      $ 77,445       76.5%      $ 98,834       68.9%      $121,256       70.1%
Long Term Service Contracts(1) ...        23,725       23.5         44,612       31.1         51,804       29.9
                                        --------      -----       --------      -----       --------      -----
  Total Revenues .................      $101,170      100.0%      $143,446      100.0%      $173,060      100.0%
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

   Penhall invests in and maintains a large and versatile fleet of rental equipment ranging from relatively small items such as diamond abrasive saws and coring units to larger equipment, including backhoes, excavators, water trucks and concrete grinders. Used equipment is sometimes sold in the ordinary course of business, and gains and losses on sales of assets are recognized in "Other Operating Income" in Penhall's consolidated statements of operations. In fiscal 1998, 1999, and 2000, gains and losses on sales of assets from such equipment sales were $203,000, $420,000, and $305,000 respectively.

   The following table shows the number of units in Penhall's operated equipment rental fleet for the following periods:

                                    FISCAL YEAR ENDED JUNE 30,
                                    1998       1999       2000
                                    ----       ----       ----
Beginning of Period ..........       420        497        623
# Units Purchased ............        99        185         75
# Units Disposed .............       (22)       (59)       (34)
                                    ----       ----       ----
End of Period ................       497        623        664
                                    ====       ====       ====

RESULTS OF OPERATIONS

  Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

   Revenues. Revenues for fiscal 2000 were $173.1 million, compared to revenues of $143.4 million for the prior year, an increase of $29.7 million or 20.7%. The increase was due primarily to the inclusion of a full year of operations of Daley Concrete Cutting (acquired in October 1998), Lipscomb Concrete Cutting (acquired in November 1998), Diamond Concrete Services (acquired in April 1999) and Prospect Drilling and Sawing (acquired in June 1999). Combined, these operations contributed $22.5 million of revenue in fiscal 2000. In addition, construction markets remained strong in fiscal 2000 in the areas the Company serves leading to increased fleet size and increased utilization of the fleet.

   Penhall operated through thirty-one locations in thirteen states at June 30, 20000, compared to thirty-two locations in thirteen states at June 30, 1999. At June 30, 2000, Penhall's operating fleet consisted of 664 units compared to 623 units at June 30, 1999, an increase of 6.6%.

   Gross Profit. For fiscal year 2000, gross profit was $53.2 million compared to gross profit of $42.1 million for fiscal year 1999, an increase of $11.1 million, or 26.4%. As a percent of revenue, gross profit was 30.7% in fiscal year 2000 compared to 29.3% in fiscal year 1999. The increase in gross profit in 2000 was due primarily to the increase in revenues in fiscal 2000 coupled with better utilization of the equipment rental fleet in fiscal 2000. Gross profit margins for contract services are generally lower than gross profit margins for operated equipment rental services revenues.

   General and Administrative Expenses. General and administrative expenses were $28.5 million in fiscal year 2000 compared to $32.6 million in fiscal year 1999. As a percent of revenues, general and administrative expenses were 16.5% in fiscal 2000 compared to 22.7% in fiscal 1999. Included in the fiscal 1999 general and administrative expenses is $8.9 million of compensation expense related to the Company's Employee Stock Purchase Plans. Without the compensation expense, general and administrative expenses were $23.7 million, or 16.5% of revenues in fiscal 1999.

General and Administrative expenses in fiscal 2000, compared to general and administrative expenses in fiscal 1999 (net of stock related compensation expense), increased by $4.8 million. The increase in general and administrative expenses in fiscal 2000 was the result of the increased administration associated with higher revenues compared to fiscal 1999. The increase in stock related compensation expense in fiscal 1999 was the result of the Transactions in August 1998.

   Reorganization Expenses. Reorganization expenses, consisting primarily of closing fees and legal expenses, were $43,000 in fiscal 2000 compared to $3.5 million in fiscal 1999. These expenses were associated with the reorganization of the Company which occurred in August 1998 and are non-recurring expenses.

   Other Operating Income. Other operating income consists primarily of gains and losses on the sale of fixed assets, interest income, and discounts earned. Other operating income in fiscal 2000 of $1.2 million is only slightly higher than the $1.1 million in fiscal 1999. Most of the fiscal 2000 increase is due to increased discounts earned partially offset by lower gains on sale of assets.

   Interest Expense. Interest expense was $15.6 million in fiscal 2000 compared to $14.3 million in fiscal 1999. The increase was due to both a full year of significant debt resulting from the Transactions in August of fiscal 1999 as well as higher interest rates during fiscal 2000 partially offset by lower borrowing levels during fiscal 2000.

   Income Tax Expense (Benefit). The Company recorded income tax expense of $4.4 million, or 42.4% of earnings before income taxes in fiscal 2000, compared to an income tax benefit of $1.4 million, or 19% of loss before income taxes in the prior year. The lower tax benefit in fiscal 1999 is attributable to certain reorganization costs related to the Transactions, which are not deductible for tax purposes.

   Year Ending June 30, 1999 compared to Year Ending June 30, 1998

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

   Other Operating Income. Other operating income consists primarily of gains and losses on the sale of fixed assets, interest income, and discounts earned. The increase in fiscal 1999 compared to fiscal 1998 was due to higher levels of operations in fiscal 1999, producing greater gains on the sale of fixed assets and higher discounts earned.

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

LIQUIDITY AND CAPITAL RESOURCES

   It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 4.75 to 1.0, 50% of such Excess Cash Flow. For fiscal 2000 and 1999, no prepayments resulted from Excess Cash Flow as defined above.

   Cash provided by (used in) operating activities during fiscal, 1998, 1999 and 2000 was $16.6 million, $(0.5) million and $20.2 million respectively. In fiscal 2000, the Company's net earnings and increases in depreciation and amortization, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts, which were partially offset by increases in receivables and inventories and costs and estimated earnings in excess of billings on uncompleted contracts, resulted in net cash provided of $20.3 million. In fiscal 1999, the Company's net loss and increases in accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts, which were partially offset by increased depreciation and amortization expense and increases in accounts payable, resulted in net cash used of $(0.5) million.

   Management estimates that Penhall's annual capital expenditures will be approximately $20.0 million for fiscal 2001, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

   Net cash used in investing activities during fiscal 1998, 1999 and 2000 was $17.0 million, $21.2 million and $17.2, respectively. Such cash was primarily used for capital expenditures of $12.3 million in fiscal 1998, $14.5 million in fiscal 1999, and $18.1 million in fiscal 2000. In fiscal 1999, $7.7 million of cash was used for the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing.

   Net cash provided by (used in) financing activities during fiscal 1998, 1999 and 2000 was $0.0 million, $24.5 million and $(4.0) million, respectively. Cash used by financing activities in fiscal 2000 is primarily the result of net repayments of long-term debt of $8.1 million partially offset by the book overdraft of $3.0 million and proceeds from the issuance of common stock and preferred stock of $1.1 million.

   Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 2000, the Company and its subsidiaries had approximately $125.2 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $62.8 million. As of June 30, 2000 approximately $27.2 million of additional borrowing was available under the Company's New Credit Facility.

RECENT DEVELOPMENTS

YEAR 2000

   The Year 2000 ("Y2K") issue was the result of computer programs being written using two digits rather than four to define the applicable year. The Company established an informal Y2K task force, and developed a plan which listed the milestones achieved and completed to become Y2K ready. A checklist of potential failure sources was compiled and included both information technology and embedded technology systems. The Company completed its assessment of its information technology and embedded technology systems and has identified and taken measures to correct potential failures in those systems.

   The Company's basic business is to provide operator assisted equipment for rental. As such, management believes the Company's main exposure to Y2K issues was the telephone and radio communication systems needed to take orders for rental, and for certain larger pieces of equipment (excavators, back hoes, etc.) which have some level of computer operating controls.

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

   The Company's non-information technology systems include primarily rental location alarm systems, gasoline pumps, radios, telephones and certain types of heavy equipment. The Company conducted a review for Y2K compliance for the major non-information technology systems to insure compliance. This review included determining if respective vendors of the non-information technology systems are also Y2K compliant.

   The Company has spent less than $50,000 as of June 30, 2000, including the cost of outside consultants, to conduct the Y2K compliance reviews and tests. The Company does not expect to incur additional substantial costs to complete its Y2K reviews and remediation, if required.

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

   As of June 30, 2000, the company has not experienced any disruption to operations due to the Y2K issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

   At June 30, 2000, the annual maturities of long-term debt and senior notes are as follows:

                                                            YEARS ENDING JUNE 30,
                                               ------------------------------------------------                            FAIR
                                                 2001       2002      2003      2004      2005     THEREAFTER    TOTAL     VALUE
                                               --------   --------  --------  --------  --------   ----------   --------  --------
                                                                                (IN THOUSANDS)
Fixed rate debt .............................  $  1,649   $    550  $      3  $      4  $      4    $100,175    $102,385  $ 99,635
Average interest rate .......................                                                                         12%
Variable rate LIBOR debt (1) ................     3,000      5,000     6,000     8,850         0           0      22,850    22,850
Weighted average current interest rate (1) ..                                                                       8.45%


   At June 30, 1999, the annual maturities of long-term debt and senior notes are as follows:

                                                            YEARS ENDING JUNE 30,
                                               ------------------------------------------------                            FAIR
                                                 2000       2001      2002      2003      2004     THEREAFTER    TOTAL     VALUE
                                               --------   --------  --------  --------  --------   ----------   --------  --------
                                                                                (IN THOUSANDS)
Fixed rate debt .............................  $  3,669   $    575  $    394  $      3  $      4   $100,179     $104,824  $101,724
Average interest rate .......................                                                                         12%
Variable rate LIBOR debt (1) ................         0      3,000     5,000     6,000    12,500          0       26,500    26,500
Weighted average current interest rate (1)...                                                                       7.25%

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Penhall International Corp. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Penhall International Corp. (Note 1) and subsidiaries ("the Company") as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penhall International Corp. and subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ KPMG LLP
                                               ---------------------------------
                                               KPMG LLP

September 12, 2000
Orange County, California

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,



                                                                            1999              2000
                                                                        ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................      $  3,085,000      $  2,109,000
                                                                        ------------      ------------
    Receivables:
        Contract and trade receivables ...........................        27,808,000        31,834,000
        Contract retentions, due upon completion and
            acceptance of work (note 2) ..........................         4,957,000         5,724,000
                                                                        ------------      ------------
                                                                          32,765,000        37,558,000
        Less allowance for doubtful receivables (note 2) .........         1,277,000         1,617,000
                                                                        ------------      ------------
               Net receivables ...................................        31,488,000        35,941,000
                                                                        ------------      ------------
    Costs and estimated earnings in excess of billings
         on uncompleted contracts (note 12) ......................         3,154,000         4,126,000
    Deferred tax assets (note 6) .................................         3,663,000         2,318,000
    Inventories ..................................................         1,316,000         1,741,000
    Prepaid expenses and other current assets ....................           580,000           916,000
                                                                        ------------      ------------
               Total current assets ..............................        43,286,000        47,151,000
                                                                        ------------      ------------
Property, plant and equipment, at cost:
    Land .........................................................         5,229,000         5,229,000
    Buildings and leasehold improvements .........................         7,472,000         8,135,000
    Construction and other equipment .............................        85,931,000       102,284,000
                                                                        ------------      ------------
                                                                          98,632,000       115,648,000
    Less accumulated depreciation and amortization ...............        43,035,000        53,924,000
                                                                        ------------      ------------
               Net property, plant and equipment .................        55,597,000        61,724,000
Goodwill, net of accumulated amortization of $1,175,000 and
    $1,864,000, respectively (notes 14 and 15) ...................         8,255,000         7,566,000
Debt issuance costs net of accumulated amortization of $811,000
    and $1,696,000, respectively (note 5) ........................         5,824,000         4,946,000
Other assets, net (note 3) .......................................         1,201,000           775,000
                                                                        ------------      ------------
                                                                        $114,163,000      $122,162,000
                                                                        ============      ============


          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 AS OF JUNE 30,



                                                                            1999                2000
                                                                        -------------       -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current installments of long-term debt (note 5) ..............      $   3,669,000       $   4,649,000
    Trade accounts payable .......................................          8,295,000          10,953,000
    Accrued liabilities (note 4) .................................         12,735,000          14,045,000
    Income taxes payable (note 6) ................................                 --             451,000
    Billings in excess of costs and estimated
        earnings on uncompleted contracts (note 12) ..............          1,050,000           2,635,000
                                                                        -------------       -------------
               Total current liabilities .........................         25,749,000          32,733,000
                                                                        -------------       -------------
Long-term debt, excluding current installments (note 5) ..........         27,655,000          20,586,000
Senior Notes (note 5) ............................................        100,000,000         100,000,000
Deferred tax liabilities (note 6) ................................          4,993,000           6,045,000
Senior Exchangeable Preferred stock, redemption value
   $10,999,000 and $12,220,000 at June 30, 1999 and 2000,
   respectively. Authorized, issued and outstanding
   10,000 shares (note 9) ........................................         10,999,000          12,220,000
Series A Preferred stock, redemption value $11,732,000 and
   $13,365,000 at June 30, 1999 and 2000, respectively.
   Authorized 25,000 shares; issued and outstanding
   10,428 shares (note 9) ........................................         11,732,000          13,365,000
Stockholders' deficit:
Series B Preferred stock, par value $.01 per share Authorized
   50,000 shares; issued and outstanding 18,556 and
   19,052 shares at June 30, 1999 and June 30, 2000,
   respectively (note 9) .........................................         20,880,000          24,385,000
Common stock, $.01 par value. Authorized 5,000,000 shares;
   issued and outstanding 995,000 and 1,012,513 at June 30, 1999
   and June 30, 2000, respectively ...............................             10,000              10,000
Additional paid-in capital .......................................            985,000           1,522,000
Treasury stock, at cost, 523 and 6,014 common shares at June
   30, 1999 and June 30, 2000, respectively ......................                 --             (14,000)
Accumulated deficit ..............................................        (88,840,000)        (88,690,000)
                                                                        -------------       -------------
               Total stockholders' deficit .......................        (66,965,000)        (62,787,000)

Commitments and contingencies (notes 7, 8 and 10) ................
                                                                        -------------       -------------
                                                                        $ 114,163,000       $ 122,162,000
                                                                        =============       =============


          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                                1998               1999                2000
                                                            -------------      -------------       -------------
Revenues .............................................      $ 101,170,000      $ 143,446,000       $ 173,060,000
Cost of revenues .....................................         72,395,000        101,389,000         119,854,000
                                                            -------------      -------------       -------------
   Gross profit ......................................         28,775,000         42,057,000          53,206,000
General and administrative expenses (note 8) .........         18,673,000         32,570,000          28,474,000
Reorganization expenses ..............................          1,207,000          3,501,000              43,000
Other compensation ...................................          3,271,000                 --                  --
Other operating income ...............................            644,000          1,121,000           1,228,000
                                                            -------------      -------------       -------------
   Earnings before interest expense and income taxes .          6,268,000          7,107,000          25,917,000
Interest expense .....................................          1,036,000         14,334,000          15,591,000
                                                            -------------      -------------       -------------
   Earnings (loss) before income taxes ...............          5,232,000         (7,227,000)         10,326,000
Income tax expense (benefit) (note 6) ................          2,531,000         (1,388,000)          4,376,000
                                                            -------------      -------------       -------------
Net earnings (loss) ..................................          2,701,000         (5,839,000)          5,950,000
Accretion of preferred stock to redemption value .....                 --         (2,304,000)         (2,854,000)
Accrual of cumulative dividends on preferred stock ...                 --         (2,323,000)         (2,946,000)
                                                            -------------      -------------       -------------
Net earnings (loss) available to common stockholders .      $   2,701,000      $ (10,466,000)      $     150,000
                                                            =============      =============       =============
Earnings (loss) per share:
   Basic .............................................      $         .63      $       (8.16)      $         .15
   Diluted ...........................................      $         .62      $       (8.16)      $         .15
Weighted average number of shares outstanding:
   Basic .............................................          4,277,888          1,282,996           1,000,953
   Diluted ...........................................          4,355,303          1,282,996           1,000,953

          See accompanying notes to consolidated financial statements.

                  PENHALL INTERNATIONAL CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       SERIES B PREFERRED STOCK               COMMON STOCK                      TREASURY STOCK
                                    ------------------------------   ------------------------------   -----------------------------
                                       SHARES                           SHARES                          SHARES
                                     OUTSTANDING        AMOUNT        OUTSTANDING        AMOUNT       OUTSTANDING        AMOUNT
                                    -------------    -------------   -------------    -------------   -------------   -------------
Balance at June 30, 1997 .........             --    $          --       4,280,939    $      40,000              --   $          --
Shares issued ....................             --               --          33,232               --              --              --
Exercise of stock options ........             --               --         145,200            2,000              --              --
Repurchase of shares .............             --               --          (7,107)              --              --              --
Net earnings .....................             --               --              --               --              --              --
                                    -------------    -------------   -------------    -------------   -------------   -------------
Balance at June 30, 1998 .........             --               --       4,452,264           42,000              --              --
Repurchase of shares .............             --               --      (3,856,501)         (36,000)             --              --
Shares issued ....................         18,572       18,572,000         399,237            4,000              --              --
Accretion of redeemable
  preferred stock ................             --               --              --               --              --              --
Accrual of cumulative dividends ..             --        2,323,000              --               --              --              --
Repurchase of shares .............            (16)         (15,000)             --               --            (523)             --
Net loss .........................             --               --              --               --              --              --
                                    -------------    -------------   -------------    -------------   -------------   -------------

Balance at June 30, 1999 .........         18,556       20,880,000         995,000           10,000            (523)             --
Shares issued ....................            511          574,000          17,513               --              --              --
Accretion of redeemable
  preferred stock ................             --               --              --               --              --              --
Accrual of cumulative dividends ..             --        2,946,000              --               --              --              --
Repurchase of shares .............            (15)         (15,000)             --               --          (5,491)        (14,000)
Net earnings .....................             --               --              --               --              --              --
                                    -------------    -------------   -------------    -------------   -------------   -------------
Balance at June 30, 2000 .........         19,052    $  24,385,000       1,012,513    $      10,000          (6,014)  $     (14,000)
                                    =============    =============   =============    =============   =============   =============


                                                           RETAINED
                                                           EARNINGS           TOTAL
                                        ADDITIONAL       (ACCUMULATED      STOCKHOLDERS'
                                      PAID-IN CAPITAL       DEFICIT)      EQUITY (DEFICIT)
                                      ---------------     -------------   ---------------
Balance at June 30, 1997 .........      $  12,848,000     $  26,365,000     $  39,253,000
Shares issued ....................          1,000,000                --         1,000,000
Exercise of stock options ........            706,000                --           708,000
Repurchase of shares .............            (56,000)               --           (56,000)
Net earnings .....................                 --         2,701,000         2,701,000
                                        -------------     -------------     -------------
Balance at June 30, 1998 .........         14,498,000        29,066,000        43,606,000
Repurchase of shares .............        (13,908,000)     (107,440,000)     (121,384,000)
Shares issued ....................            395,000                --        18,971,000
Accretion of redeemable
  preferred stock ................                 --        (2,304,000)       (2,304,000)
Accrual of cumulative dividends ..                 --        (2,323,000)               --
Repurchase of shares .............                 --                --           (15,000)
Net loss .........................                 --        (5,839,000)       (5,839,000)
                                        -------------     -------------     -------------

Balance at June 30, 1999 .........            985,000       (88,840,000)      (66,965,000)
Shares issued ....................            537,000                --         1,111,000
Accretion of redeemable
  preferred stock ................                 --        (2,854,000)       (2,854,000)
Accrual of cumulative dividends ..                 --        (2,946,000)               --
Repurchase of shares .............                 --                --           (29,000)
Net earnings .....................                 --         5,950,000         5,950,000
                                        -------------     -------------     -------------
Balance at June 30, 2000 .........         $1,522,000     $ (88,690,000)    $ (62,787,000)
                                        =============     =============     =============



          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED JUNE 30,

                                                                                1998                1999                2000
                                                                            -------------       -------------       -------------
Cash flows from operating activities:
Net earnings (loss) ..................................................      $   2,701,000       $  (5,839,000)      $   5,950,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization ..................................          8,870,000          11,652,000          14,521,000
      Amortization of debt issuance costs ............................                 --             811,000             885,000
      Provision for doubtful accounts ................................           (115,000)            282,000             340,000
      Provision for (benefit from) deferred income taxes .............          1,281,000          (1,388,000)          2,397,000
      Compensation expense related to exercise of stock options ......            579,000                  --                  --
      Gains on sale of assets, net ...................................           (203,000)           (420,000)           (305,000)
      Changes in assets and liabilities, net of effects of ...........                 --                  --                  --
        acquisitions:
         Receivables .................................................         (4,710,000)         (1,114,000)         (4,793,000)
         Inventories, prepaid expenses and other assets ..............            295,000           1,275,000            (780,000)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts .....................................           (308,000)         (2,178,000)           (972,000)
         Trade accounts payable, accrued liabilities and income
           taxes payable .............................................          7,100,000           1,353,000           1,454,000
         Billings in excess of costs and estimated earnings on
           uncompleted contracts .....................................            458,000             385,000           1,585,000
         Accrued compensation ........................................            680,000          (5,306,000)                 --
                                                                            -------------       -------------       -------------
               Net cash provided by (used in) operating activities ...         16,628,000            (487,000)         20,282,000
                                                                            -------------       -------------       -------------

Cash flows from investing activities:
      Proceeds from sale of assets ...................................          1,122,000             968,000             865,000
      Capital expenditures ...........................................        (12,287,000)        (14,456,000)        (18,093,000)
      Acquisition of companies, net of cash acquired .................         (5,882,000)         (7,700,000)                 --
                                                                            -------------       -------------       -------------
               Net cash used in investing activities .................        (17,047,000)        (21,188,000)        (17,228,000)
                                                                            -------------       -------------       -------------
Cash flows from financing activities:
      Borrowings under long-term debt ................................         30,341,000          45,945,000          28,726,000
      Repayments of long-term debt ...................................        (29,824,000)        (35,582,000)        (36,796,000)
      Paydown on notes payable to stockholders .......................           (765,000)           (405,000)                 --
      Book overdraft .................................................                 --           2,471,000           2,965,000
      Borrowings on Senior Notes .....................................                 --         100,000,000                  --
      Debt issuance costs ............................................           (719,000)         (5,916,000)             (7,000)
      Proceeds from issuance of common stock .........................          1,000,000             399,000             537,000
      Repurchase of common stock and Series B preferred stock ........            (56,000)        (93,050,000)            (29,000)
      Issuance of Series A preferred stock ...........................                 --          10,427,000                  --
      Issuance of Series B preferred stock ...........................                 --             237,000             574,000
                                                                            -------------       -------------       -------------
               Net cash provided by (used in) financing activities ...            (23,000)         24,526,000          (4,030,000)
                                                                            -------------       -------------       -------------
               Net increase (decrease) in cash and cash equivalents ..           (442,000)          2,851,000            (976,000)
Cash and cash equivalents at beginning of year .......................            676,000             234,000           3,085,000
                                                                            -------------       -------------       -------------
Cash and cash equivalents at end of year .............................      $     234,000       $   3,085,000       $   2,109,000
                                                                            =============       =============       =============

              See note 17 for supplementary cash flow information.

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000


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

   In connection with the recapitalization mergers, PII on June 30, 1998 entered into a certain Compensation Tax Consistency and Indemnification Agreement (the Agreement) with certain members of management. Under the Agreement, PII was obligated to make approximately $3,000,000 of tax gross-up payments to certain members of management. Such expense is included in the statement of operations for the year ended June 30, 1998 as other compensation. For the years ended June 30, 1998, 1999 and 2000, $1,207,000, $3,501,000, and $43,000, respectively, is included in reorganization expenses for the costs associated with the recapitalization mergers.

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

BASIS OF CONSOLIDATION

   The consolidated financial statements include the accounts of Penhall International Corp. and its wholly owned subsidiaries: Penhall Rental Corp. and Penhall Company. Although the Recapitalization Mergers did not take place until August 4, 1998, since the Recapitalization Mergers were accounted for in a manner similar to a pooling of interests, there was no impact on Penhall consolidated financial statements as of June 30, 1998 and for the three-year period ended June 30, 2000. All significant intercompany transactions have been eliminated in consolidation.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000



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

CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 1999, cash equivalents consisted of amounts held in one money market account. As of June 30, 2000, cash equivalents were insignificant.


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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


GOODWILL

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Amortization expense related to goodwill amounted to $272,000, $700,000 and $689,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

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

INCOME TAXES

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ENVIRONMENTAL REMEDIATION COSTS

   Losses associated with environmental remediation obligations are accrued for when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

STOCK-BASED COMPENSATION

   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and to provide disclosures for employee stock-based compensation grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. No stock options have been granted since 1993. As such, no pro forma disclosures have been made.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing adjusted net earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilative effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

   All common shares included in the consolidated financial statements and earnings (loss) per share calculations have been restated to reflect a 10.56 to one common stock split effected as part of the Recapitalization Mergers.

   The following table sets forth the calculation of diluted earnings (loss) per share for each fiscal year in the three-year period ended June 30, 2000:

                                                                   YEAR ENDED JUNE 30,
                                                    -------------------------------------------------
                                                        1998              1999               2000
                                                    ------------      ------------       ------------
Diluted earnings (loss) per share calculation:
   Net earnings (loss) available to
     common stockholders .....................      $  2,701,000      $(10,466,000)      $    150,000
                                                    ============      ============       ============

   Weighted average shares - basic ...........         4,277,888         1,282,996          1,000,953
   Plus-incremental shares from
     assumed conversion of stock options .....            77,415                --                 --
                                                    ------------      ------------       ------------
   Weighted average shares - diluted .........         4,355,303         1,282,996          1,000,953
                                                    ============      ============       ============
Diluted earnings (loss) per share ............      $        .62      $      (8.16)      $        .15
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

COMPREHENSIVE INCOME

   In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established new rules for the reporting and display of comprehensive income and its components. Comprehensive income equals net income for each of the years in the three-year period ended June 30, 2000.

SEGMENT INFORMATION

   The Company's only line of business is the rental of operator assisted equipment for use in infrastructure projects. This equipment is rented on an hourly basis (Services) and on a longer-term, fixed price basis (Contracts). In fiscal 2000, approximately 70% of revenues were generated from Services, and approximately 30% of revenues were generated from Contracts. The Company does not account for, or manage, the hourly or fixed-price rentals in a separate manner. Over the past 3 fiscal years, approximately 23% to 31% of Services revenues have been generated from Contracts.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


   The Company has begun a non-operated assisted rental business (Bare Rentals). Bare Rentals were insignificant to the consolidated operations for each of the fiscal years ended June 30, 1998, 1999 and 2000.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years balances to conform to the current presentation.

(2) RECEIVABLES

   Contract receivables represent those amounts, which actually have been billed. Contract retentions are collectible upon completion or other milestones of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows:

                                               JUNE 30,        JUNE 30,
                                                 1999            2000
                                              ----------      ----------
Years ending June 30:
2000 ...................................      $3,115,000      $       --
2001 ...................................       1,612,000       4,693,000
2002 ...................................         230,000         687,000
2003 ...................................              --         344,000
                                              ----------      ----------
                                              $4,957,000      $5,724,000
                                              ==========      ==========

   Transactions in the allowance for doubtful receivables are summarized as follows:

                                                       YEARS ENDED JUNE 30,
                                         -----------------------------------------------
                                             1998              1999              2000
                                         -----------       -----------       -----------
Balance, beginning of year ........      $ 1,110,000       $   995,000       $ 1,277,000
Provision for doubtful accounts ...           14,000           554,000         1,818,000
Accounts charged off ..............         (129,000)         (272,000)       (1,478,000)
                                         -----------       -----------       -----------
Balance, end of year ..............      $   995,000       $ 1,277,000       $ 1,617,000
                                         ===========       ===========       ===========

(3) OTHER ASSETS:

   Other assets consist of the following:

                                           JUNE 30,          JUNE 30,
                                             1999              2000
                                         -----------       -----------
Covenants not to compete ..........      $ 1,599,000       $ 1,602,000
Accumulated amortization ..........         (462,000)         (907,000)
Other .............................           64,000            80,000
                                         -----------       -----------
                                         $ 1,201,000       $   775,000
                                         ===========       ===========

   The covenants not to compete are amortized over the life of the agreements. Amortization expense related to the covenants not to compete amounted to $94,000, $314,000 and $445,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


(4) ACCRUED LIABILITIES:

   Accrued liabilities consist of the following:

                                     JUNE 30,         JUNE 30
                                       1999             2000
                                    -----------      -----------
Union benefits ...............      $   863,000      $ 1,005,000
Accrued bonuses ..............        2,015,000        3,165,000
Accrued interest .............        5,211,000        5,026,000
Accrued insurance ............          602,000        1,076,000
Accrued vacation .............          358,000          421,000
Accrued payroll ..............        2,726,000        2,257,000
Other ........................          960,000        1,095,000
                                    -----------      -----------
                                    $12,735,000      $14,045,000
                                    ===========      ===========

(5) SENIOR NOTES AND LONG-TERM DEBT

  Senior Notes

   On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. The Company was in compliance with all such covenants at June 30, 2000.

  Long-term Debt

Long-term debt consists of the following:

                                                                                       JUNE 30,         JUNE 30,
                                                                                         1999             2000
                                                                                      ----------        ----------
Note payable secured by certain equipment, bearing interest at 5.51%
   per annum; repaid in April 2000 .............................................      $1,896,000        $     --
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.25% per annum which resulted in a discount
   of $200,000; payable $400,000 due June 1, 2000 and 2001, and
   $428,000 due June 1, 2002 ...................................................       1,028,000         728,000
Note payable secured by certain equipment bearing interest at 6.0% per annum;
   principal and interest due either November 1, 1999 or upon collection of specified accounts receivable in accordance with the Lipscomb
   purchase (note 15) ..........................................................         876,000         100,000

                                                                                           JUNE 30,          JUNE 30,
                                                                                             1999             2000
                                                                                           ----------       ----------
   Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company may elect to maintain the Revolving Loan as a Base Rate Loan, which accrues interest quarterly at .75% to 1.50% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and is payable quarterly, and/or convert into a
     Eurodollar Loan, which accrues interest at 1.75% to 2.25% (as defined) plus the Eurodollar Rate (as defined) and is payable on
     the last day of each elected interest period, which shall range from one to six months, as elected by the Company.  All unpaid principal and interest is due June 15, 2004. The effective interest rate at June 30, 1999 and 2000 was 7.25% and 8.51%,
     respectively .................................................................      6,500,000        2,850,000

   $20,000,000 Term Loan secured by certain assets of the Company; principal payments of $750,000 per quarter commencing September 15, 2000 through June
     15, 2001, $1,250,000 per quarter through June15, 2002, and $1,500,000 per quarter through June 15, 2004. The Company may elect to maintain the Term
     Loan as a Base Rate Loan, which accrues interest quarterly at .75% to 1.50%
     (as defined) plus the higher of the Federal Funds Effective Rate (as defined)
     or the current prime rate and is payable quarterly, and/or convert into a
     Eurodollar Loan, which accrues interest at 1.75% to 2.25% (as defined) plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period,
     which shall range from one to six months, as elected by the
     Company  All unpaid principal and interest is due June 15, 2004
     The effective interest rate at June 30, 1999 and 2000 was 7.25%
     and 8.44%, respectively ......................................................     20,000,000       20,000,000
   Various capital leases and equipment financing agreements due through
   November 2001 with interest ranging from 0% to .12% per annum ..................          613,000        1,351,000
Other .............................................................................          411,000          206,000
                                                                                         -----------      -----------
                                                                                          31,324,000       25,235,000
Less current installments of long-term debt .......................................        3,669,000        4,649,000
                                                                                         -----------      -----------
Long-term debt, excluding current installments ....................................      $27,655,000      $20,586,000
                                                                                         ===========      ===========

   As part of the Revolving Loan, the Company has a Swingline Loan in the maximum credit amount of $2,500,000 secured by certain assets of the Company; interest accrues quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or then current prime rate and is payable in quarterly installments. All unpaid principal and interest is due June 10, 2004.

   The Term Loan, Revolving Loan, and Swingline Loan (the "Credit Facility") contain certain financial and non-financial covenants, including working capital, net worth, and debt to equity ratios. The company is also required to make defined prepayments in the event cash flows from operations exceed specified amounts, as defined. The Company was in compliance with all covenants and ratios at June 30, 2000. No prepayments were required during the years ended June 30, 1999 and 2000. Additionally, under the terms of the Credit Facility, the Company had pledged all of the assets of its wholly owned subsidiaries.

   The Company had unused and available amounts under its Credit Facility in the amount of $27,150,000 at June 30, 2000.

   Annual maturities of long-term debt for the next five years are as follows:

                                 JUNE 30,
                                   2000
                               -----------
2001 ....................      $ 4,649,000
2002 ....................        5,550,000
2003 ....................        6,003,000
2004 ....................        8,854,000
2005 ....................            4,000
Thereafter ..............          175,000
                               -----------
                               $25,235,000
                               ===========

(6) INCOME TAXES

   Income tax expense (benefit) is comprised of the following components for each fiscal year ended June 30:

                                                    YEAR ENDED JUNE 30,
                                     -----------------------------------------------
                                         1998              1999              2000
                                     -----------       -----------       -----------
Current tax expense:
   Federal .......................   $   918,000       $        --       $ 1,506,000
   State .........................       332,000                --           473,000
                                     -----------       -----------       -----------
                                       1,250,000                --         1,979,000
                                     -----------       -----------       -----------
Deferred tax expense
(benefit):
   Federal .......................     1,062,000          (630,000)        2,490,000
   State .........................       219,000          (758,000)          (93,000)
                                     -----------       -----------       -----------
                                       1,281,000        (1,388,000)        2,397,000
                                     -----------       -----------       -----------
                                      $2,531,000       $(1,388,000)      $ 4,376,000
                                     ===========       ===========       ===========


   As of June 30, 1999 and 2000, the Company has a current net deferred tax asset of $3,663,000 and $2,318,000, respectively, and a net non-current deferred tax liability of $4,993,000 and $6,045,000, respectively.

   Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                 JUNE 30,           JUNE 30,
                                                   1999               2000
                                                -----------       -----------
Deferred tax assets:
   Allowance for doubtful receivables ....      $   509,000       $   606,000
   Accruals not currently deductible .....          946,000         1,344,000
   Net operating loss carryforwards ......        2,213,000                --
   Other .................................           47,000           442,000
                                                -----------       -----------
       Total deferred tax assets .........      $ 3,715,000       $ 2,392,000
                                                ===========       ===========
Deferred tax liabilities:
   Depreciation and amortization .........      $(4,880,000)       (6,119,000)
   Other .................................         (165,000)               --
                                                -----------       -----------
       Total deferred tax liabilities ....       (5,045,000)       (6,119,000)
                                                -----------       -----------
         Net deferred tax liability ......      $(1,330,000)      $(3,727,000)
                                                ===========       ===========

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

   At June 30, 1999, the Company had federal net operating loss ("NOL") carryforwards of $5,980,000 arising primarily from interest expense on the Senior Notes incurred in connection with the recapitalization mergers. These NOL carryforwards were utilized to offset current taxable income during fiscal year 2000.

   Deferred income tax expense (benefit) consists of the following:

                                                                   YEARS ENDED JUNE 30
                                                     -----------------------------------------------
                                                         1998              1999              2000
                                                     -----------       -----------       -----------
Allowance for doubtful receivables ............      $    36,000       $  (101,000)      $   (97,000)
Accruals not currently deductible and other ...         (190,000)         (230,000)         (958,000)
Depreciation and amortization .................        1,153,000           425,000         1,239,000
Accrued compensation ..........................          282,000           731,000                --
Net operating loss carryforwards ..............               --        (2,213,000)        2,213,000
                                                     -----------       -----------       -----------
                                                     $ 1,281,000       $(1,388,000)      $ 2,397,000
                                                     ===========       ===========       ===========


   Income tax expense (benefit) for each fiscal year ended June 30 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% for the years ended June 30, 1998 and 1999, and 35% for the year ended June 30, 2000 to earnings (loss) before income taxes as follows:

                                                                         YEARS ENDED JUNE 30
                                                           -----------------------------------------------
                                                               1998              1999              2000
                                                           -----------       -----------       -----------
Computed "expected" tax expense (benefit) ...........      $ 1,779,000       $(2,457,000)      $ 3,614,000
Increase (decrease) in taxes resulting from:
State income tax expense, net of Federal income
  tax deduction .....................................          367,000          (500,000)          250,000
Nondeductible portion of stock-based compensation ...          221,000                --                --
Nondeductible reorganization costs ..................               --         1,009,000                --
Other, net ..........................................          164,000           560,000           512,000
                                                           -----------       -----------       -----------
                                                           $ 2,531,000       $(1,388,000)      $ 4,376,000
                                                           ===========       ===========       ===========

(7) EMPLOYEE RETIREMENT PLANS

   The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Contributions to such plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. Amounts contributed to these plans in fiscal 1998, 1999 and 2000 aggregated $1,772,000, $2,597,000 and $2,475,000, respectively. In the event of the Company's partial or total withdrawal from such plans, it may be liable for its share of any unfunded vested benefits thereunder. The Company may also be assessed for its share of any unfunded vested benefits resulting from partial or total withdrawal from such plans and any non-payment by other employer participants. Less than 10% of the Company's employees are covered by a collective bargaining agreement that will expire within one year.

   The Company sponsors a defined contribution 401(k) plan. Subject to certain terms and conditions of the plan, substantially all of the Company's non-union employees are eligible to participate in the plan. The Company may, but is not required to, make matching contributions to the plan each year, which are allocated to each participant's account in proportion to the amount that he or she has contributed to the plan during the applicable plan year. All Company and employee contributions to the plan plus the earnings thereon are 100% vested. Costs incurred under

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


the plan were $161,000, $316,000 and $349,000 related to the plan for the years ended June 30, 1998, 1999 and 2000, respectively.

(8) STOCK COMPENSATION PLANS

  Stock Plans

   Employee Stock Purchase Plans - The Company had established employee stock purchase plans. Selected employees were allowed to purchase shares at prices that were determined based on a book value formula. The Company guaranteed to repurchase the shares upon certain events or termination of the employee. The repurchase price that was paid by the Company was determined based on a book value formula that included increased multiples at dates specified in the agreements. Such plans were terminated in August 1998.

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

   Compensation expense related to the stock purchase plans amounted to $994,000, $8,869,000 and $0 for the years ended June 30, 1998, 1999 and 2000, respectively

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

   Compensation expense (benefit) related to the stock option plans due to the related stock buy-out agreements amounted to $(314,000), $0 and $0 for the years ended June 30, 1998, 1999 and 2000, respectively

   No stock options were outstanding June 30, 1999 and 2000. There was no stock option activity during the years ended June 30, 1999 and 2000. All stock options were exercised on June 30, 1998. The Company forgave the exercise price of $4.88 for 118,800 stock options exercised and the resulting compensation expense of $579,000 was included in general and administrative expenses for the year ended June 30, 1998.

   Stock Incentive Plan - On October 7, 1999, the Company's Board of Directors approved a stock incentive plan (the "Plan") under which employees, officers, directors or consultants ("Eligible Participants") may be granted stock options and restricted stock awards. The Board authorized the issuance of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company's option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. No stock options have been granted under the Plan.

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


   Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 370,085 and 380,008 shares of common stock and 8,556 and 8,990 shares of Series B preferred stock at June 30, 1999 and 2000, respectfully.

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

   Penhall International Corp. may, at its option, redeem at any time, from any source of funds legally available therefore, in whole or in part, any or all of the shares of Senior Exchangeable Preferred stock, at a redemption price per share equal to 100% of the then effective Senior Exchangeable Preferred Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date. On February 1, 2007, Penhall International Corp. shall redeem, from any source of funds legally available therefore, all of the then outstanding shares of Senior Exchangeable Preferred stock at a redemption price per share equal to 100% of the then effective Senior Exchangeable Preferred Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.

   The Senior Exchangeable Preferred stock is exchangeable by Penhall International Corp. at any time and from time to time for junior subordinated notes (the "Junior Subordinated Notes") in an amount equal to the Senior Exchangeable Preferred Liquidation Preference plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the exchange date to the exchange date. The Junior Subordinated Notes will pay interest from the date of exchange at the rate of 10.5% per annum in cash; provided, however, that Penhall International Corp. shall be prohibited from paying interest on the Junior Subordinated Notes in cash for so long as the such notes shall remain outstanding. In such event, interest shall be deemed to be paid by such amount being added to the outstanding principal amount of the Junior Subordinated Notes and shall accrue interest as a portion of the principal amount of the Junior Subordinated Notes to the maximum extent permitted by law. If issued, the Junior Subordinated Notes will mature on February 1, 2007.

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


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

   Penhall International Corp. may, at its option, redeem at any time, from any source of funds legally available therefore, in whole or in part, any or all of the shares of Series A preferred stock, at a redemption price per share equal to 100% of the then effective Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date. On August 1, 2007, Penhall International Corp. shall redeem, from any source of funds legally available therefore, all of the then outstanding shares of Series A preferred stock at a redemption price per share equal to 100% of the then effective Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


(10) COMMITMENTS AND CONTINGENCIES

  Leases

  (a)  Capital Leases

   The Company is obligated under various capital leases for certain construction equipment that expire at various dates through November 2001. At June 30, 1999 and 2000, the cost of construction equipment and the related depreciation recorded for equipment under capital leases were as follows:


                                        1999              2000
                                     ----------        ----------
Construction Equipment               $  727,000        $1,600,000
Less accumulated amortization            27,000           343,000
                                     ----------        ----------
                                     $  700,000        $1,257,000
                                     ==========        ==========

   The present value of the minimum lease payments is substantially the same as gross maturities due to interest rates of 0% - 0.12% (note 5).

   (b) Operating Leases

   The Company and its subsidiaries lease various properties and equipment under long-term agreements, which expire at varying dates through October 2008. Certain of these leases provide for renegotiations of annual rentals at specified dates. Rent expense was $561,000, $821,000 and $1,098,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

   Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2000 are as follows:


YEARS ENDING JUNE 30:
2001...........................    $  979,000
2002...........................       851,000
2003...........................       600,000
2004...........................       491,000
2005...........................       243,000
Thereafter.....................       512,000
                                   ----------
                                   $3,676,000
                                   ==========

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalent accounts, and contract and trade receivables.

   The California Department of Transportation accounted for approximately 10%, 7% and 7% of consolidated revenues of the Company for the years ended June 30, 1998, 1999 and 2000, respectively. No other customer accounted for 5% or more of consolidated revenues for the years end June 30, 1998, 1999 or 2000.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


  Risks and Uncertainties

   The Company is required to meet certain financial and operating criteria as established by the Department of Transportation to bid and work in certain states. There is no assurance that state regulatory agencies will not change the established criteria or that the Company will continue to comply with the established criteria. Should the Company lose its ability to bid and work in certain states, the operations and the financial position of the Company could be adversely effected.

  Cash and Cash Equivalents

   At June 30, 1999 and 2000, the Company had approximately $1,205,000 and $1,611,000, respectively, on deposit at one financial institution. At June 30, 1999 and 2000, the Company also had approximately $1,853,000 and $472,000, respectively, on deposit at a second financial institution.

  Environmental Remediation Costs

   During fiscal 1999, the Company was required to comply with regulatory obligations to upgrade or close underground storage tanks under the Resource Conservation and Recovery Act of 1980, including all applicable requirements of state regulatory agencies by December 22, 1998. The Company complied with all regulatory obligations in a timely manner. As of June 30, 1998, the Company estimated the cost of compliance to be $72,000, which was accrued at June 30, 1998. The actual cost of compliance was approximately $100,000.

  Letters of Credit

   As of June 30, 1999, the Company has outstanding standby letters of credit of $3,450,000 with a financial institution for the benefit of certain customers of the Company. The standby letters of credit, which reduce the amount of borrowing available under the Company's New Credit Facility (see Note 5), expired as follows:

March 1, 2000..................   $  450,000
March 31, 2000.................    2,000,000
April 30, 2000.................    1,000,000
                                  ----------
                                  $3,450,000
                                  ==========

   As of June 30, 2000, the Company had no outstanding standby letters of credit.

  Litigation

   There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion based in part upon the advise of legal counsel that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

  Certain Fees Payable to BRS; BRS Management Agreement

   Upon consummation of the Recapitalization Mergers (note 1), the Company paid the Third Party a closing fee of $2.0 million (the "Closing Fee"). In addition, the Company entered into a management services agreement (the "Management Agreement") with the Third Party pursuant to which the Third Party will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The Closing Fee and the fees payable pursuant to the Management Agreement were

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


negotiated on an arm's-length basis by representatives of the Third Party and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company.

(11) RELATED PARTY TRANSACTIONS AND NOTES PAYABLE TO STOCKHOLDERS

   In December 1997, the Company repurchased 7,107 shares from a stockholder with a $111,000 promissory note. The note bore interest at 8.0% and was payable in monthly principal and interest installments of $8,333. All unpaid principal and interest was paid in January 1999.

(12) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

        Cost and estimated earnings on uncompleted contracts consists of the following:

                                                          JUNE 30,           JUNE 30,
                                                            1999               2000
                                                        ------------       ------------
Costs incurred on uncompleted contracts ..........      $ 30,160,000       $ 53,559,000
Estimated earnings to date .......................         6,471,000          7,040,000
                                                        ------------       ------------
                                                          36,631,000         60,599,000
Less billings to date ............................        34,527,000         59,108,000
                                                        ------------       ------------
                                                        $  2,104,000       $  1,491,000
                                                        ============       ============
Included in accompanying consolidated balance
 sheets under the following captions:

     Costs and estimated earnings in excess of
       billings on uncompleted contracts .........      $  3,154,000       $  4,126,000
     Billings in excess of costs and estimated
       earnings on uncompleted contracts .........        (1,050,000)        (2,635,000)
                                                        ------------       ------------
                                                        $  2,104,000       $  1,491,000
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

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1999 and 2000.

                                                           1999                               2000
                                              ------------------------------      ------------------------------
                                                CARRYING           FAIR            CARRYING            FAIR
                                                 AMOUNT            VALUE            AMOUNT             VALUE
                                              ------------      ------------      ------------      ------------
Financial assets:
   Cash and Cash Equivalents ...........      $  3,085,000      $  3,085,000      $  2,109,000      $  2,109,000
   Net receivables .....................        31,488,000        31,488,000        35,941,000        35,941,000
Financial liabilities:
   Current installments of
       long-term debt ..................         3,669,000         3,669,000         4,649,000         4,649,000
   Trade accounts payable ..............         8,295,000         8,295,000        10,953,000        10,953,000
   Accrued liabilities and income
       taxes payable ...................        12,735,000        12,735,000        14,496,000        14,496,000

   Long-term debt, excluding current
       installments ....................        27,655,000        27,655,000        20,586,000        20,586,000
   Senior Notes ........................       100,000,000        96,900,000       100,000,000        97,250,000

   The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and cash equivalents, net receivables, current installments of long-term debt, trade accounts payables and accrued liabilities and income taxes payable:
The carrying amounts approximate fair value because of the short maturity of these instruments.

   Long-term debt, excluding current installments, and Senior Notes: The fair value of the Company's long-term debt and Senior Notes is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company as of the date of the consolidated balance sheets for similar debt instruments by the Company's bankers.

(14) HIGHWAY SERVICES ACQUISITION

   On April 29, 1998, Penhall Company, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Highway Services, Inc. (HSI) for approximately $9,654,000 plus the assumption of approximately $1,324,000 of liabilities. Penhall Company paid approximately $5,962,000 in cash, with the remainder payable in equal installments in April 1999 and 2000 pursuant to a $3,692,000 secured promissory note, which bore interest at 5.51% per annum. HSI is based in Minnesota and operates in approximately 25 states and is a national provider of construction services including grinding, grooving, sawing, sealing and pavement replacement. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HSI have been included in the Company's consolidated financial statements since April 29, 1998. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8,291,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also required certain stockholders of HSI to purchase 3,147 shares of the Company's common stock for $1,000,000.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000



   The following unaudited pro forma financial information presents the combined results of operations of the Company and HSI as if the acquisition had occurred as of the beginning of fiscal year 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, and related income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HSI constituted a single entity during such periods.

                                                         YEAR ENDED
                                                        JUNE 30, 1998
                                                        -------------
                                                        (unaudited)
Revenues .........................................      $114,706,000
                                                        ------------
Net earnings .....................................      $  3,701,000
                                                        ------------
Earnings per share:
   Basic .........................................      $        .87
   Diluted .......................................      $        .85
Weighted average number of shares outstanding:
   Basic .........................................         4,277,888
   Diluted .......................................         4,355,303

(15) ACQUISITIONS

   The Company completed the following acquisitions during fiscal 1999, which were accounted for as purchases:

   In October 1998, the Company purchased certain assets of Daley Concrete Cutting, a division of U.S. Rentals for a cash payment of $3,743,000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $300,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

   In November 1998, the Company purchased Lipscomb Concrete Cutting (Lipscomb) for $4,251,000. The purchase price included a cash payment of $3,376,000 and a seller unsecured carryback note of $876,000 at 6% interest, all due and payable November 1, 1999, subject to certain conditions.

   In April 1999, the Company purchased certain assets of Diamond Concrete Services for a cash payment of $388,000, which represents the fair value of the net identifiable assets acquired.

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


   The condensed consolidating financial information presents condensed financial statements for the year ended June 30, 1998 of:

        a) Penhall Rental Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

        b)  the Subsidiaries (Penhall International Corp. and Penhall Company),

        c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

        d)  the Company on a consolidated basis.

   The condensed consolidating financial information presents condensed financial statements as of and for the years ended June 30, 1999 and 2000 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000

                     CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                  JUNE 30, 1999
                                              -------------------------------------------------------------------------------------
                                                 PENHALL
                                              INTERNATIONAL     PENHALL RENTAL      PENHALL
                                                  CORP.             CORP.           COMPANY         ELIMINATIONS      CONSOLIDATED
                                              -------------     -------------     -------------     -------------     -------------
Assets
   Current assets:
     Receivables, net ....................    $          --      $         --     $  31,488,000      $         --     $  31,488,000
     Inventories .........................               --                --         1,316,000                --         1,316,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts .............               --                --         3,154,000                --         3,154,000
     Intercompany assets .................       48,069,000                --                --       (48,069,000)               --
     Other current assets ................        3,481,000         1,877,000         3,103,000        (1,133,000)        7,328,000
                                              -------------     -------------     -------------     -------------     -------------
       Total current assets ..............       51,550,000         1,877,000        39,061,000       (49,202,000)       43,286,000
   Net property, plant and equipment .....               --         9,171,000        46,426,000                --        55,597,000
   Other assets, net .....................        5,824,000                --         9,456,000                --        15,280,000
   Intercompany assets ...................       10,000,000                --                --       (10,000,000)               --
   Investment in parent ..................               --         4,001,000                --        (4,001,000)               --
   Investment in subsidiaries ............       25,989,000                --                --       (25,989,000)               --
                                              -------------     -------------     -------------     -------------     -------------
                                              $  93,363,000     $  15,049,000     $  94,943,000     $ (89,192,000)    $ 114,163,000
                                              =============     =============     =============     =============     =============
Liabilities and Stockholders'
   Equity (Deficit):
   Current installments of long-term
     debt ................................    $          --     $       2,000     $   3,667,000      $         --     $   3,669,000
   Trade accounts payable ................               --           165,000         8,130,000                --         8,295,000
   Accrued liabilities ...................        5,158,000                --         7,577,000                --        12,735,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts ...........................               --                --         1,050,000                --         1,050,000
   Intercompany liabilities ..............        1,939,000        41,679,000        10,893,000       (54,511,000)               --
                                              -------------     -------------     -------------     -------------     -------------
       Total current liabilities .........        7,097,000        41,846,000        31,317,000       (54,511,000)       25,749,000
   Intercompany liabilities ..............               --                --        10,000,000       (10,000,000)               --
   Long-term debt, excluding
     current installments ................       26,500,000           213,000           942,000                --        27,655,000
   Senior notes ..........................      100,000,000                --                --                --       100,000,000
   Deferred tax liabilities ..............               --        (5,406,000)        5,090,000         5,309,000         4,993,000
   Senior Exchangeable Preferred stock ...       10,999,000                --                --                --        10,999,000
   Series A Preferred stock ..............       11,732,000                --                --                --        11,732,000
   Stockholders' equity (deficit) ........      (62,965,000)      (21,604,000)       47,594,000       (29,990,000)      (66,965,000)
                                              -------------     -------------     -------------     -------------     -------------
                                              $  93,363,000     $  15,049,000     $  94,943,000     $ (89,192,000)    $ 114,163,000
                                              =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                  JUNE 30, 2000
                                              -------------------------------------------------------------------------------------
                                                 PENHALL
                                              INTERNATIONAL     PENHALL RENTAL      PENHALL
                                                  CORP.             CORP.           COMPANY         ELIMINATIONS      CONSOLIDATED
                                              -------------     -------------     -------------     -------------     -------------
Assets
   Current assets:
     Receivables, net ....................    $          --      $         --     $  35,941,000      $         --     $  35,941,000
     Inventories .........................               --                --         1,741,000                --         1,741,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts .............               --                --         4,126,000                --         4,126,000
     Intercompany assets .................       41,702,000                --                --       (41,702,000)               --
     Other current assets ................          217,000         1,394,000         3,732,000                --         5,343,000
                                              -------------     -------------     -------------     -------------     -------------
       Total current assets ..............       41,919,000         1,394,000        45,540,000       (41,702,000)       47,151,000
   Net property, plant and equipment .....               --         8,882,000        52,842,000                --        61,724,000
   Other assets, net .....................        4,946,000                --         8,341,000                --        13,287,000
   Intercompany assets ...................       10,000,000                --                --       (10,000,000)               --
   Investment in parent ..................               --         4,001,000                --        (4,001,000)               --
   Investment in subsidiaries ............       41,222,000                --                --       (41,222,000)               --
                                              -------------     -------------     -------------     -------------     -------------
                                              $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                              =============     =============     =============     =============     =============

Liabilities and Stockholders'
   Equity (Deficit):
   Current installments of long-term
     debt ................................    $   3,000,000     $       3,000     $   1,646,000      $         --     $   4,649,000
   Trade accounts payable ................               --           103,000        10,850,000                --        10,953,000
   Accrued liabilities ...................        5,066,000                --         8,979,000                --        14,045,000
   Income taxes payable ..................          451,000                --                --                --           451,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts ...........................               --                --         2,635,000                --         2,635,000
   Intercompany liabilities ..............        2,922,000        35,586,000         3,194,000       (41,702,000)               --
                                              -------------     -------------     -------------     -------------     -------------
       Total current liabilities .........       11,439,000        35,692,000        27,304,000       (41,702,000)       32,733,000
   Intercompany liabilities ..............               --                --        10,000,000       (10,000,000)               --
   Long-term debt, excluding
     current installments ................       19,850,000           203,000           533,000                --        20,586,000
   Senior notes ..........................      100,000,000                --                --                --       100,000,000
   Deferred tax liabilities ..............               --          (540,000)        6,585,000                --         6,045,000
   Senior Exchangeable Preferred stock ...       12,220,000                --                --                --        12,220,000
   Series A Preferred stock ..............       13,365,000                --                --                --        13,365,000
   Stockholders' equity (deficit) ........      (58,787,000)      (21,078,000)       62,301,000       (45,223,000)      (62,787,000)
                                              -------------     -------------     -------------     -------------     -------------
                                              $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                              =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                        YEAR ENDED JUNE 30, 1998
                                              ------------------------------------------------------------------------------
                                                 PENHALL
                                              INTERNATIONAL   PENHALL RENTAL     PENHALL
                                                  CORP.           CORP.          COMPANY       ELIMINATIONS     CONSOLIDATED
                                              ------------    ------------     ------------    ------------     ------------
Revenues .................................    $ 19,952,000    $  3,213,000     $ 81,218,000    $ (3,213,000)    $101,170,000
Cost of revenues .........................      13,316,000         (35,000)      59,114,000              --       72,395,000
                                              ------------    ------------     ------------    ------------     ------------
   Gross profit ..........................       6,636,000       3,248,000       22,104,000      (3,213,000)      28,775,000
General and administrative expenses ......       3,804,000       3,445,000       13,718,000      (2,294,000)      18,673,000
Reorganization expenses ..................              --       1,207,000               --              --        1,207,000
Other compensation .......................              --       3,271,000               --              --        3,271,000
Other operating income ...................         105,000           6,000          533,000              --          644,000
Equity earnings in subsidiaries ..........              --       6,441,000               --      (6,441,000)              --
                                              ------------    ------------     ------------    ------------     ------------
   Earnings before interest
     expense and income taxes ............       2,937,000       1,772,000        8,919,000      (7,360,000)       6,268,000
Interest expense .........................         193,000         926,000          836,000        (919,000)       1,036,000
                                              ------------    ------------     ------------    ------------     ------------
   Earnings before income taxes ..........       2,744,000         846,000        8,083,000      (6,441,000)       5,232,000
Income tax expense (benefit) .............       1,105,000      (1,855,000)       3,281,000              --        2,531,000
                                              ------------    ------------     ------------    ------------     ------------
Net earnings .............................    $  1,639,000    $  2,701,000     $  4,802,000    $ (6,441,000)    $  2,701,000
                                              ============    ============     ============    ============     ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                      YEAR ENDED JUNE 30, 1999
                                          ------------------------------------------------------------------------------
                                             PENHALL
                                          INTERNATIONAL  PENHALL RENTAL       PENHALL
                                              CORP.           CORP.           COMPANY      ELIMINATIONS     CONSOLIDATED
                                          ------------    ------------     ------------    -----------      ------------
Revenues...............................   $  5,904,000    $  1,244,000     $137,542,000    $(1,244,000)     $143,446,000
Cost of revenues.......................      3,569,000           5,000       97,815,000             --       101,389,000
                                          ------------    ------------     ------------    -----------      ------------
   Gross profit........................      2,335,000       1,239,000       39,727,000     (1,244,000)       42,057,000
General and administrative expenses....      1,390,000       9,412,000       23,035,000     (1,267,000)       32,570,000
Reorganization expenses................             --       3,501,000               --             --         3,501,000
Other operating income.................         84,000         919,000          818,000       (700,000)        1,121,000
Equity earnings in subsidiaries........      3,489,000              --               --     (3,489,000)               --
                                          ------------    ------------     ------------    -----------      ------------
   Earnings (loss) before interest
     expense and income taxes..........      4,518,000     (10,755,000)      17,510,000     (4,166,000)        7,107,000
Interest expense.......................     13,552,000         168,000          591,000         23,000        14,334,000
                                          ------------    ------------     ------------    -----------      ------------
   Earnings (loss) before income taxes.     (9,034,000)    (10,923,000)      16,919,000     (4,189,000)       (7,227,000)
Income tax expense (benefit)...........     (3,895,000)     (4,456,000)       6,963,000             --        (1,388,000)
                                          ------------    ------------     ------------    -----------      ------------
Net earnings (loss)....................   $ (5,139,000)   $ (6,467,000)    $  9,956,000    $(4,189,000)     $ (5,839,000)
                                          ============    ============     ============    ===========      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                        YEAR ENDED JUNE 30, 2000
                                            ------------------------------------------------------------------------------------
                                               PENHALL
                                            INTERNATIONAL     PENHALL RENTAL      PENHALL
                                                CORP.             CORP.           COMPANY         ELIMINATIONS     CONSOLIDATED
                                            -------------     -------------    -------------     -------------     -------------
Revenues ...............................     $         --     $   1,318,000    $ 173,060,000     $  (1,318,000)    $ 173,060,000
Cost of revenues .......................               --                --      119,854,000                --       119,854,000
                                            -------------     -------------    -------------     -------------     -------------
   Gross profit ........................               --         1,318,000       53,206,000        (1,318,000)       53,206,000
General and administrative expenses ....          444,000           410,000       28,938,000        (1,318,000)       28,474,000
Reorganization expenses ................               --            43,000               --                --            43,000
Other operating income .................           64,000                --        1,164,000                --         1,228,000
Equity earnings in subsidiaries ........       15,233,000                --               --       (15,233,000)               --
                                            -------------     -------------    -------------     -------------     -------------
   Earnings before interest
     expense and income taxes ..........       14,853,000           865,000       25,432,000       (15,233,000)       25,917,000
Interest expense .......................       15,115,000            28,000          448,000                --        15,591,000
                                            -------------     -------------    -------------     -------------     -------------
   Earnings (loss) before income taxes .         (262,000)          837,000       24,984,000       (15,233,000)       10,326,000
Income tax expense (benefit) ...........       (6,212,000)          311,000       10,277,000                --         4,376,000
                                            -------------     -------------    -------------     -------------     -------------
Net earnings ...........................    $   5,950,000     $     526,000    $  14,707,000     $ (15,233,000)    $   5,950,000
                                            =============     =============    =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                              YEAR ENDED JUNE 30, 1998
                                                  -------------------------------------------------------------------------------
                                                     PENHALL
                                                  INTERNATIONAL   PENHALL RENTAL      PENHALL
                                                      CORP.             CORP.         COMPANY        ELIMINATIONS    CONSOLIDATED
                                                  ------------     ------------     ------------     ------------    ------------
Net cash provided by (used in) operating
  activities .................................    $  1,547,000     $    (56,000)    $ 15,137,000               --    $ 16,628,000
                                                  ------------     ------------     ------------     ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of assets ..............         113,000            1,000        1,008,000               --       1,122,000
   Capital expenditures ......................      (1,165,000)        (781,000)     (10,341,000)              --     (12,287,000)
   Acquisition of companies, net of cash
     acquired ................................              --               --       (5,882,000)              --      (5,882,000)
                                                  ------------     ------------     ------------     ------------    ------------
        Net cash used in investing
          activities .........................      (1,052,000)        (780,000)     (15,215,000)              --     (17,047,000)
                                                  ------------     ------------     ------------     ------------    ------------
Cash flows from financing activities:
   Due to (from) affiliates ..................         299,000       (1,491,00)        1,192,000               --              --
   Borrowings under long-term debt ...........              --       29,708,000          633,000               --      30,341,000
   Repayments of long-term debt ..............        (175,000)     (27,625,000)      (2,024,000)              --     (29,824,000)
   Paydown on notes payable to stockholders ..              --         (765,000)              --               --        (765,000)
   Debt issuance costs .......................        (719,000)              --               --               --        (719,000)
   Proceeds from issuance of common stock ....              --        1,000,000               --               --       1,000,000
   Repurchase of common stock ................              --          (56,000)              --               --         (56,000)
                                                  ------------     ------------     ------------     ------------    ------------
        Net cash provided by (used in)
          financing activities ...............        (595,000)         771,000         (199,000)              --         (23,000)
                                                  ------------     ------------     ------------     ------------    ------------
        Net decrease in cash and cash
          equivalents ........................        (100,000)         (65,000)        (277,000)              --        (442,000)

Cash and cash equivalents at beginning
  of year ...................................               --          150,000          526,000               --         676,000
                                                  ------------     ------------     ------------     ------------    ------------
Cash and cash equivalents at end of year .....    $   (100,000)    $     85,000     $    249,000      $        --    $    234,000
                                                  ============     ============     ============     ============    ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                              YEAR ENDED JUNE 30, 1999
                                               -----------------------------------------------------------------------------------
                                                  PENHALL
                                               INTERNATIONAL   PENHALL RENTAL       PENHALL
                                                   CORP.            CORP.           COMPANY         ELIMINATIONS     CONSOLIDATED
                                               -------------    -------------     -------------    -------------     -------------
Net cash provided by (used in) operating
  activities ...............................   $    (593,000)   $ (16,821,000)    $  17,627,000    $    (700,000)    $    (487,000)
                                               -------------    -------------     -------------    -------------     -------------

Cash flows from investing activities:
   Proceeds from sale of assets ............          76,000          363,000           529,000               --           968,000
   Capital expenditures ....................        (865,000)        (921,000)      (12,670,000)              --       (14,456,000)
   Acquisition of companies, net of cash ...
     acquired ..............................              --               --        (7,700,000)              --        (7,700,000)
                                               -------------    -------------     -------------    -------------     -------------
      Net cash used in investing activities.        (789,000)        (558,000)      (19,841,000)              --       (21,188,000)
                                               -------------    -------------     -------------    -------------     -------------
Cash flows from financing activities:
   Due to (from) affiliates ................     (36,415,000)      33,421,000         2,994,000               --                --
   Book overdraft ..........................              --               --         2,471,000               --         2,471,000
   Borrowings under long-term debt .........      43,200,000        2,745,000                --               --        45,945,000
   Repayments of long-term debt ............     (16,700,000)     (16,614,000)       (2,268,000)              --       (35,582,000)
   Paydown on notes payable to stockholders.              --         (405,000)               --               --          (405,000)
   Borrowings on Senior Notes ..............     100,000,000               --                --               --       100,000,000
   Debt issuance costs .....................      (5,916,000)              --                --               --        (5,916,000)
   Dividends paid ..........................        (700,000)              --                --          700,000                --
   Proceeds from issuance of common stock ..         399,000               --                --               --           399,000
   Repurchase of common stock ..............     (93,050,000)              --                --               --       (93,050,000)
   Issuance of Series A Preferred stock ....      10,427,000               --                --               --        10,427,000
   Issuance of Series B Preferred stock ....         237,000               --                --               --           237,000
                                               -------------    -------------     -------------    -------------     -------------
   Net cash provided by financing activities       1,482,000       19,147,000         3,197,000          700,000        24,526,000
                                               -------------    -------------     -------------    -------------     -------------
   Net increase in cash and cash equivalents         100,000        1,768,000           983,000               --         2,851,000
Cash and cash equivalents at beginning
  of year ..................................        (100,000)          85,000           249,000               --           234,000
                                               -------------    -------------     -------------    -------------     -------------
Cash and cash equivalents at end of year ...   $          --    $   1,853,000     $   1,232,000     $         --     $   3,085,000
                                               =============    =============     =============    =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                            YEAR ENDED JUNE 30, 2000
                                                   -----------------------------------------------------------------------------
                                                      PENHALL
                                                   INTERNATIONAL   PENHALL RENTAL     PENHALL
                                                       CORP.           CORP.          COMPANY       ELIMINATIONS    CONSOLIDATED
                                                   ------------    -------------    ------------    ------------    ------------
Net cash provided by (used in) operating .......
  activities ...................................   $ (4,676,000)   $  5,723,000    $ 25,678,000    $ (6,443,000)   $ 20,282,000
                                                   ------------    ------------    ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of assets ................             --              --         865,000              --         865,000
   Capital expenditures ........................             --        (102,000)    (17,991,000)             --     (18,093,000)
                                                   ------------    ------------    ------------    ------------    ------------
      Net cash used in investing activities ....             --        (102,000)    (17,126,000)             --     (17,228,000)
                                                   ------------    ------------    ------------    ------------    ------------
Cash flows from financing activities:
   Due to (from) affiliates ....................      7,350,000      (6,094,000)     (7,699,000)      6,443,000              --
   Book overdraft ..............................             --              --       2,965,000              --       2,965,000
   Borrowings under long-term debt .............     28,726,000              --              --              --      28,726,000
   Repayments of long-term debt ................    (32,375,000)        (10,000)     (4,411,000)             --     (36,796,000)
   Debt issuance costs .........................         (7,000)             --              --              --          (7,000)
   Proceeds from issuance of common stock ......        537,000              --              --              --         537,000
   Repurchase of common stock and Series B
      preferred stock ..........................        (29,000)             --              --              --         (29,000)
   Issuance of Series B preferred stock ........        574,000              --              --              --         574,000
                                                   ------------    ------------    ------------    ------------    ------------
      Net cash provided by (used in)
        financing activities....................      4,776,000      (6,104,000)     (9,145,000)      6,443,000      (4,030,000)
                                                   ------------    ------------    ------------    ------------    ------------
      Net increase (decrease) in cash and
        cash equivalents .......................        100,000        (483,000)       (593,000)             --        (976,000)
Cash and cash equivalents at beginning
  of year.......................................             --       1,853,000       1,232,000              --       3,085,000
                                                   ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of year .......   $    100,000    $  1,370,000    $    639,000   $          --    $  2,109,000
                                                   ============    ============    ============    ============    ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000


(17) SUPPLEMENTARY CASH FLOW INFORMATION

   The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities for the years ended June 30:


                                                                    1998             1999              2000
                                                               ------------     ------------      ------------
Cash paid (received) during the year for:
     Income taxes ........................................     $  2,730,000     $ (2,294,000)     $  1,822,000
     Interest ............................................        1,085,000        8,334,000        14,891,000
                                                               ------------     ------------      ------------
Noncash investing and financing activities -
      Borrowings related to the acquisition of assets ....     $  3,692,000     $  1,904,000      $  1,981,000
      Exercise of stock options ..........................          708,000               --                --
      Issuance of Senior Exchangeable Preferred Stock in
         connection with the Recapitalization Mergers ....               --       10,000,000                --
      Accretion of preferred stock to redemption value ...               --        2,304,000         2,854,000
      Accrual of cumulative dividends on preferred stock .               --        2,323,000         2,946,000
      Issuance of Series B preferred stock ...............               --       18,336,000                --

    The fair value of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Cutting and Prospect Drilling and Sawing net assets at the date of acquisition was $3.4 million, $3.4 million, $.4 million and $.6 million, respectively. Goodwill of $300,000 was recorded in connection with the acquisitions.

    The following table details the fiscal 1999 acquisitions:

Accounts receivable, net...................................    $  1,452,000
Inventory..................................................         317,000
Prepaid expenses...........................................         507,000
Property, plant and equipment..............................       6,725,000
Goodwill...................................................         300,000
Other assets...............................................       1,330,000
Trade accounts payable.....................................         298,000
Accrued liabilities........................................         288,000
Amounts due to parent company, net ........................         108,000
Long-term debt.............................................       2,237,000
                                                               ============

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

NAME                              AGE     TITLE
----                              ---     -----
John T. Sawyer................    56      Chairman of the Board of Directors,
                                          President
                                          and Chief Executive Officer
Clark George Bush.............    45      Vice President and Regional Manager,
                                          Southern
                                          California Region
M. Bruce Repchinuck...........    52      Vice President and Regional Manager,
                                          Northwest Region
Bruce F. Varney...............    48      Vice President and Regional Manager,
                                          Southwest Region
Jeffrey E. Platt..............    49      Vice President-Finance and Chief Financial
                                          Officer
Gary Aamold...................    50      Vice President and Regional Manager,
                                          Highway Services Division
Bruce C. Bruckmann............    46      Director
Harold O. Rosser II...........    51      Director
Paul N. Arnold................    54      Director

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

   JEFFREY E. PLATT, Vice President-Finance and Chief Financial Officer, joined Penhall in July 2000 as Chief Financial Officer. From 1987 to 2000, Mr. Platt was Vice President-Finance and Chief Financial Officer for Nielsen Dillingham Builders Inc. Mr. Platt is a Certified Public Accountant.

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

   PAUL N. ARNOLD, Director, is Chairman and Chief Executive Officer of CORT Business Services Corporation. Mr. Arnold has been with CORT for over 30 years, holding Group Management positions and Regional Management positions within CORT since 1976. Mr. Arnold served as President and Chief Executive Officer from 1992 to 2000. Mr. Arnold is a director of Town Sports International, Inc.

DIRECTOR COMPENSATION AND ARRANGEMENTS

   Each non-employee director of the Company is paid an annual retainer of $12,000 plus fees of $1,000 for each board meeting attended and $500 for each committee meeting attended. Directors who are employees of the Company will not receive additional compensation as directors.

ITEM 11.  EXECUTIVE COMPENSATION.

   The following table summarizes the compensation paid or accrued for fiscal 2000 to the Chief Executive Officer of Penhall and to each of the four other most highly compensated executive officers of Penhall. Upon consummation of the Transactions, Roger C. Stull retired as Chief Executive Officer of Penhall.

                                  SUMMARY COMPENSATION TABLE
                                     ANNUAL COMPENSATION

                                                                                     OTHER ANNUAL       ALL OTHER
NAME AND PRINCIPAL POSITION                               SALARY(1)      BONUS      COMPENSATION(2)  COMPENSATION(3)
---------------------------                               ---------     --------    ---------------  ----------------
John T. Sawyer .......................................     $255,000     $130,441     $  8,856          $ 4,972(4)
Chief Executive Officer-Penhall and President-PenCo
C. George Bush .......................................      173,734       90,000        8,856            3,384(5)
Vice President-Penhall
M. Bruce Repchinuck ..................................      153,505      125,000        8,856            3,462(6)
Vice President-Penhall
Bruce F. Varney ......................................      153,206      110,227        8,856            4,087(7)
Vice President-Penhall
Gary L. Aamond .......................................      146,509      102,000           --           10,496(8)
Vice President-Penhall

----------

(1) Includes amounts contributed as salary deferral contributions in fiscal 2000 under the Penhall International, Inc. and Affiliated Companies Employees' Profit Sharing (401(k)) Plan (the "Plan"), as follows: $10,251 for Mr. Sawyer; $10,000 for Mr. Bush; $11,000 for Mr. Repchinuck; $10,000 for Mr. Varney; and $11,600 for Mr. Aamold.

(2) Includes the amount attributable to the use of an automobile furnished by Penhall.

(3) Includes Penhall matching contributions under the Plan, premiums for group term and split-dollar life insurance, premiums for health care insurance and long-term disability insurance premiums.

(4) Includes $1,100 of Penhall matching contributions under the Plan, approximately $258 of premiums for group term life insurance, approximately $3,184 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(5) Includes $1,100 of Penhall matching contributions under the Plan, approximately $60 of premiums for group term life insurance, approximately $1,794 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(6) Includes $1,100 of Penhall matching contributions under the Plan, approximately $138 of premiums for group term life insurance, approximately $1,794 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(7) Includes $1,100 of Penhall matching contributions under the Plan, approximately $90 of premiums for group term life insurance, approximately $2,467 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(8) Includes $2,000 of Penhall matching contributions under the Plan, approximately $83 of premium for group term life insurance, approximately $8,194 of premium health care insurance and approximately $219 for disability insurance premiums.

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

   Penhall may, but is not required, to make matching contributions to the Plan each year. Any matching contributions will be allocated to each participant's account under the Plan proportionate to the amount that he or she has contributed to the Plan during the applicable Plan year. All Penhall and employee contributions to the Plan are allocated to a participant's individual account. Penhall charged $316,000 and $349,000 to general and administrative expense related to contributions to and expenses of the Plan for the year ended June 30, 1999 and 2000, respectively.

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

   On October 7, 1999, the Company's Board of Directors approved a Stock Incentive Plan (the "Plan") under which employees, officers, directors or consultants ("Eligible Participants") may be granted stock options and restricted stock awards. The Board authorized the sale of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company's option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. No stock options have been granted under the Plan.



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

                                                                          NUMBER AND PERCENT OF SHARES
                                                                      --------------------------------------
                                                    COMMON            SENIOR EXCHANGEABLE       SERIES A             SERIES B
NAME OF BENEFICIAL OWNER                           STOCK (1)            PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK
------------------------                        ----------------      -------------------    ---------------      ---------------
Bruckmann, Rosser, Sherrill &
  Co., L.P (2) ............................      582,312/57.85 %                   --         9,717/93.18%         9,333/40.49%
Two Greenwich Plaza
Suite 100
Greenwich, CT 06830
The National Christian Charitable
  Foundation Inc. .........................                   --        10,000/100.0%                   --                   --
Penhall Rental Corp. (Penhall) ............                   --                   --                   --         4,000/17.35%
John T. Sawyer ............................       110,113/10.94%                   --                   --         2,465/10.69%
C. George Bush ............................         41,168/4.09%                   --                   --         896.21/3.89%
M. Bruce Repchinuck (3) ...................         27,843/2.77%                   --                   --            487/2.12%
Bruce F. Varney ...........................         36,504/3.63%                   --                   --            754/3.27%
Bruce C. Bruckmann (4) ....................       624,915/62.09%                   --        10,428/100.0%        10,016/43.45%
Harold O. Rosser II (4) ...................       624,915/62.09%                   --        10,428/100.0%        10,016/43.45%
All directors and officers as a group
(9 persons) ...............................       837,375/83.20%                   --        10,428/100.0%        15,305/66.39%

----------

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

                                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  LIST OF FINANCIAL STATEMENTS.

      The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages 18 through 51 are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

        -   Independent Auditors' Report

        -   Consolidated Balance Sheets as of June 30, 1999 and 2000.

        - Consolidated Statements of Operations for the Years Ended June 30, 1998, 1999 and 2000.

        - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1998, 1999 and 2000.

        - Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1999 and 2000.

        -   Notes to Consolidated Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULE.

   No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3)  EXHIBITS.

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------
        2      Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the
               stockholders of Penhall International, Inc., Phoenix Concrete
               Cutting, Inc., Bruckmann, Rosser,

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------
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

        4.5    Form of the Company's 12% Senior Notes due 2006 (included in
               Exhibit 4.1)*

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

        10.5 Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell*

        10.6 Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs*

        10.7 Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez*

        10.8 Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee*

        10.9   Penhall International, Inc. and Affiliated Companies Employees'
               Profit Sharing (401(k)) Plan*

        10.10  Form of Penhall International Corp. 1998 Stock Option Plan*

        12     Statement of Ratio of Earnings to Fixed Charges*

        21     Subsidiaries of the Company

        23.1   Consent of Dechert Price & Rhoads (included in Exhibit 5)*

        24     Power of Attorney*

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------
               Statement of Eligibility and Qualification, Form T-1, of United
               States Trust

        25     Company of New York, as Trustee under the Indenture filed as
               Exhibit 4.1*

        27     Financial Data Schedule

        99.1   Form of Letter of Transmittal*

        99.2   Form of Notice of Guaranteed Delivery*

------------

        *   Previously filed.

        (b) REPORTS ON FORM 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PENHALL INTERNATIONAL CORP.

                                      By: /s/        JOHN T. SAWYER
                                          --------------------------------------
                                                     John T. Sawyer
                                             Chairman of the Board, President
                                                and Chief Executive Officer
September 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2000.

                   SIGNATURE                                          TITLE
                   ---------                                          -----
            /s/  JOHN T. SAWYER                  Chairman of the Board, President and Chief
      -----------------------------------        Executive Officer (Principal Executive Officer)
                 John T. Sawyer


           /s/  JEFFREY E. PLATT                 Vice President-Finance and Chief Financial
      -----------------------------------        Officer (Principal Accounting Officer)
                Jeffrey E. Platt


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

                                        EXHIBIT INDEX


    EXHIBIT NO.                      DESCRIPTION
    -----------                      -----------
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

        4.5    Form of the Company's 12% Senior Notes due 2006 (included in
               Exhibit 4.1)*

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

        10.2   Management Agreement dated August 4, 1998, by and between the
               Company and Bruckmann, Rosser, Sherrill & Co., Inc.*

        10.3 Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush*

        10.4 Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney*

        10.5 Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell*

    EXHIBIT NO.                      DESCRIPTION
    -----------                      -----------
        10.6   Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs*

        10.7 Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez*

        10.8 Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee*

        10.9   Penhall International, Inc. and Affiliated Companies Employees'
               Profit Sharing (401(k)) Plan*

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

------------

        *   Previously filed.