Form 10-Q
period 2000-09-30
PENHALL INTERNATIONAL CORP
filed 2000-11-14
CIK 1070772

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

    For the quarterly period ended September 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS AND TITLE OF                        SHARES OUTSTANDING AS OF
             CAPITAL STOCK                               NOVEMBER 10, 2000
           ------------------                        ------------------------
      Common Stock, $.01 Par Value                          1,012,513

================================================================================

                           PENHALL INTERNATIONAL CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000
           and September 30, 2000.......................................    3

         Condensed Consolidated Statements of Operations for the three
           month periods ended September 30, 1999 and 2000..............    4

         Condensed Consolidated Statements of Cash Flows for the three
           month periods ended September 30, 1999 and 2000..............    5

         Notes to Condensed Consolidated Financial Statements...........    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....   19

Part II - Other Information

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K................................   20

        (a)  Exhibits

             27.1 -- Financial Data Schedule............................   22

        (b)  Reports on Form 8-K

             None

ITEM 1. FINANCIAL INFORMATION

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        JUNE 30,            SEPTEMBER 30,
                                                                          2000                  2000
                                                                     -------------          -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................         $   2,109,000          $   2,798,000
  Receivables:
             Contract and trade receivables ................            31,834,000             37,325,000
             Contract retentions ...........................             5,724,000              6,290,000
                                                                     -------------          -------------
                                                                        37,558,000             43,615,000
             Less allowance for doubtful receivables .......             1,617,000              1,942,000
                                                                     -------------          -------------
                      Net receivables ......................            35,941,000             41,673,000

  Costs and estimated earnings in excess of billings on
    uncompleted contracts ..................................             4,126,000              1,641,000
  Deferred tax assets ......................................             2,318,000              2,318,000
  Inventories ..............................................             1,741,000              1,566,000
  Prepaid expenses and other current assets ................               916,000                889,000
                                                                     -------------          -------------
                      Total current assets .................            47,151,000             50,885,000

Property, plant and equipment, at cost:
  Land .....................................................             5,229,000              5,229,000
  Buildings and leasehold improvements .....................             8,135,000              9,321,000
  Construction and other equipment .........................           102,284,000            104,541,000
                                                                     -------------          -------------
                                                                       115,648,000            119,091,000
  Less accumulated depreciation and amortization ...........            53,924,000             56,630,000
                                                                     -------------          -------------
                      Net property, plant and equipment ....            61,724,000             62,461,000

Goodwill, net of accumulated amortization ..................             7,566,000              7,778,000
Debt issuance costs, net of accumulated amortization .......             4,946,000              4,725,000
Other assets, net ..........................................               775,000                728,000
                                                                     -------------          -------------
                                                                     $ 122,162,000          $ 126,577,000
                                                                     =============          =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt ...................         $   4,649,000          $   5,379,000
  Trade accounts payable ...................................            10,953,000             12,865,000
  Accrued liabilities ......................................            14,045,000             12,280,000
  Income taxes payable .....................................               451,000              2,260,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ...............................             2,635,000                997,000
                                                                     -------------          -------------
                      Total current liabilities ............            32,733,000             33,781,000

Long-term debt, excluding current installments .............            20,586,000             20,694,000
Senior notes ...............................................           100,000,000            100,000,000
Deferred tax liabilities ...................................             6,045,000              6,045,000
Senior Exchangeable Preferred Stock, redemption value
  $12,547,000 at September 30, 2000. Authorized, issued
  and outstanding 10,000 shares at June 30, 2000 and
  September 30, 2000 .......................................            12,220,000             12,547,000
Series A Preferred Stock, redemption value $13,811,000
  at September 30, 2000. Authorized 25,000 shares; issued
  and outstanding 10,428 shares at June 30, 2000
  and September 30, 2000 ...................................            13,365,000             13,811,000

Stockholders' deficit:
  Series B Preferred Stock, par value $.01 per share
    Authorized 50,000 shares; issued and outstanding
    19,052 at June 30, 2000 and September 30, 2000 .........            24,385,000             25,197,000
  Common stock, $.01 par value. Authorized 5,000,000
    shares; issued and outstanding 1,012,513 at June 30,
    2000 and September 30, 2000, including 6,014 shares held
    in treasury ............................................                10,000                 10,000
  Additional paid-in capital ...............................             1,522,000              1,522,000
  Treasury stock, at cost, 6,014 common shares at June 30,
    2000 and September 30, 2000 ............................               (14,000)               (14,000)
  Accumulated deficit ......................................           (88,690,000)           (87,016,000)
                                                                     -------------          -------------
                      Total stockholders' deficit ..........           (62,787,000)           (60,301,000)

  Commitments and contingencies ............................
                                                                     -------------          -------------
                                                                     $ 122,162,000          $ 126,577,000
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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTH PERIODS
                                                              ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                             1999            2000
                                                         ------------    ------------
Revenues ..........................................      $ 49,857,000    $ 53,346,000
Cost of revenues ..................................        33,843,000      36,795,000
                                                         ------------    ------------
  Gross profit ....................................        16,014,000      16,551,000
General and administrative expenses ...............         8,577,000       7,601,000
Other operating income, net .......................           301,000         431,000
                                                         ------------    ------------
  Earnings before interest expense and income taxes         7,738,000       9,381,000
Interest expense ..................................         3,952,000       3,857,000
                                                         ------------    ------------
  Earnings before income taxes ....................         3,786,000       5,524,000
Income tax expense ................................         1,634,000       2,265,000
                                                         ------------    ------------
Net earnings ......................................         2,152,000       3,259,000
                                                         ------------    ------------
Accretion of preferred stock to redemption value ..          (686,000)       (773,000)
Accrual of cumulative dividends on preferred stock           (693,000)       (812,000)
                                                         ------------    ------------
Net income available to common stockholders .......      $    773,000    $  1,674,000
                                                         ============    ============
Earnings per share:
  Basic and diluted ...............................      $        .78    $       1.65
Weighted average number of shares outstanding:
  Basic and diluted ...............................           994,477       1,012,513



     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTH PERIODS
                                                                            ENDED SEPTEMBER 30,
                                                                         1999                 2000
                                                                      -----------         ------------
Cash flows from operating activities:
  Net earnings ...............................................        $ 2,152,000         $  3,259,000
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Depreciation and amortization ..........................          3,468,000            3,887,000
      Amortization of debt issuance costs ....................            221,000              221,000
      Provision for doubtful accounts ........................            619,000              325,000
      Gain on sale of assets .................................            (43,000)            (110,000)
      Changes in assets and liabilities, net of effects
        of acquisition:
        Receivables ..........................................         (7,997,000)          (6,057,000)
        Inventories, prepaid expenses and other assets .......           (822,000)             255,000
        Costs and estimated earnings in excess of billings on
          uncompleted contracts ..............................            892,000            2,485,000
        Trade accounts payable, accrued liabilities and income
          taxes payable ......................................          1,202,000           (3,292,000)
        Billings in excess of costs and estimated earnings on
          uncompleted contracts ..............................           (376,000)          (1,638,000)
                                                                      -----------         ------------
            Net cash used in operating activities ............           (684,000)            (665,000)
                                                                      -----------         ------------
Cash flows from investing activities:
  Proceeds from sale of assets ...............................            156,000              325,000
  Capital expenditures .......................................         (3,394,000)          (3,622,000)
  Acquisition of assets ......................................                 --             (317,000)
                                                                      -----------         ------------
          Net cash used in investing activities ..............         (3,238,000)          (3,614,000)
                                                                      -----------         ------------
Cash flows from financing activities:
  Borrowings under long-term debt ............................          5,000,000           11,050,000
  Repayments of long-term debt ...............................         (2,204,000)         (10,890,000)
  Book overdraft .............................................          3,033,000            4,808,000
                                                                      -----------         ------------
          Net cash provided by financing activities ..........          5,829,000            4,968,000
                                                                      -----------         ------------
          Net increase in cash and cash equivalents ..........          1,907,000              689,000
Cash and cash equivalents at beginning of period .............          3,085,000            2,109,000
                                                                      -----------         ------------
Cash and cash equivalents at end of period ...................        $ 4,992,000         $  2,798,000
                                                                      ===========         ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes .............................................        $   123,000         $    456,000
                                                                      ===========         ============
    Interest .................................................        $ 6,876,000         $  6,526,000
                                                                      ===========         ============

Supplemental disclosure of noncash investing and
  financing activities:
    Accrued liabilities related to the acquisition of assets .        $        --         $    440,000
                                                                      ===========         ============
    Borrowings related to the acquisition of assets ..........        $        --         $    339,000
                                                                      ===========         ============
    Borrowings related to capital leases and equipment
      financing agreements ...................................        $ 2,262,000         $    339,000
                                                                      ===========         ============
    Accretion of preferred stock to redemption value .........        $   686,000         $    773,000
                                                                      ===========         ============
    Accrual of cumulative dividends on preferred stock .......        $   693,000         $    812,000
                                                                      ===========         ============

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

         Results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2000.

EARNINGS PER SHARE

         Basic earnings per share is computed by dividing adjusted net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential dilutive securities. There were no potential dilutive securities for the periods presented.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(2) SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

         On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. As of September 30, 2000 the Company was in compliance with all such covenants.

LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                         JUNE 30,         SEPTEMBER 30,
                                                                          2000                2000
                                                                       -----------        -----------
Note payable secured by certain equipment, stated interest
  of 0%, imputed interest at 9.25% which resulted in a discount of $200,000; payable $400,000 due June 1, 2001, and $428,000
  due June 1, 2002 ............................................        $   728,000        $   753,000
Note payable secured by certain equipment bearing interest at
  6.0%,per annum; principal and interest due either November 1,
  1999 or upon collection of specified accounts receivable in
  accordance with the Lipscomb purchase .......................            100,000            100,000
Note payable secured by certain equipment, stated interest of
  0%, imputed interest at 10.0% which resulted in a discount of $61,000; payable $100,000 due September 30, 2001 and
  $300,000 due September 30, 2002 .............................                 --            339,000
Revolving Loan in the maximum credit amount of $30,000,000
  secured by certain assets of the Company. The Company may
  elect to maintain the Revolving Loan as a Base Rate Loan,
  which accrues interest quarterly at .75% to 1.5% (as defined)
  plus the higher of the Federal Funds Effective Rate (as
  defined) or the then current prime rate and is payable
  quarterly, and/or convert into a Eurodollar Loan, which
  accrues interest at 1.75% to 2.25% (as defined) plus the
  Eurodollar Rate (as defined) and is payable on the last
  day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid
  principal and interest is due June 15, 2004. The effective interest rate at June 30, 2000 and September 30, 2000 was
  8.51% and 8.42%, respectively ...............................          2,850,000          4,000,000
$20,000,000 Term Loan secured by certain assets of the
  Company; principal payments of $750,000 per quarter
  commencing September 15, 2000 through June 15, 2001,
  $1,250,000 per quarter through June 15, 2002, and
  $1,500,000 per quarter through June 15, 2004. The
  Company may elect to maintain the Term Loan as a Base
  Rate Loan, which accrues interest quarterly at .75% to
  1.5% (as defined) plus the higher of the Federal Funds
  Effective Rate (as defined) or the current prime rate
  and is payable quarterly, and/or convert into a Eurodollar
  Loan, which accrues interest at 1.75% to 2.25% (as
  defined) plus the Eurodollar Rate (as defined) and is
  payable on the last day of each elected interest period,
  which shall range from one to six months, as elected by
  the Company. All unpaid principal and interest is due
  June 15, 2004. The effective interest rate at June 30,
  2000 and September 30, 2000 was 8.44% and 8.41%, respectively         20,000,000         19,250,000
Various capital leases and equipment financing agreements
  due through November 2001 with interest rates ranging
  from 0% to .12% annually ....................................          1,351,000          1,426,000
Other .........................................................            206,000            205,000
                                                                       -----------        -----------
                                                                        25,235,000         26,073,000
Less current installments of long-term debt ...................          4,649,000          5,379,000
                                                                       -----------        -----------
Long-term debt, excluding current installments ................        $20,586,000        $20,694,000
                                                                       ===========        ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

         As part of the Revolving Loan, the Company has a Swingline Loan in the maximum credit amount of $2,500,000 secured by certain assets of the Company; interest accrues quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or then current prime rate and is payable in quarterly installments. All unpaid principal and interest is due June 10, 2004.

         The Term Loan, Revolving Loan, and Swingline Loan (the "Credit Facility") contain certain financial and non-financial covenants, including working capital, net worth, and debt to equity ratios. The Company is also required to make defined prepayments in the event cash flows from operations exceed specified amounts, as defined. The Company was in compliance with all covenants and ratios at September 30, 2000. No prepayments were required as of September 30, 2000. Additionally, under the terms of the Credit Facility, the Company had pledged all of the assets of its wholly owned subsidiaries.

         The Company had unused and available amounts under its Credit Facility in the amount of $28,500,000 at September 30, 2000.

(3) COMMITMENTS AND CONTINGENCIES

LITIGATION

         There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion, based in part upon the advise of legal counsel, that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

(4) ACQUISITION

         In September 2000, the Company purchased certain assets of Advanced Concrete Sawing & Drilling for $1,096,000. The purchase price included a cash payment of $317,000, $40,000 of covenants not to compete payable in equal installments through September 2004, $400,000 of additional consideration payable in equal installments in October 2000 and September 2001, and a seller unsecured carryback note of $339,000 at 10.0% interest, payable in installments of $100,000 due in September 2001 and $300,000 due in September 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired of $384,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

         The condensed consolidating financial information presents condensed financial statements as of June 30, 2000 and September 30, 2000 and for the three month periods ended September 30, 1999 and 2000 of:

         (a) Penhall International Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

         (b) the Guarantor Subsidiaries (Penhall Rental Corp. and Penhall
             Company)

         (c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

         (d) the Company on a consolidated basis.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                 JUNE 30, 2000
                                             -------------------------------------------------------------------------------------
                                                PENHALL           PENHALL
                                             INTERNATIONAL        RENTAL            PENHALL
                                                 CORP.             CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                             -------------     -------------     -------------     -------------     -------------
Assets
   Current assets:
      Receivables, net ..................    $          --     $          --     $  35,941,000     $          --     $  35,941,000
      Inventories .......................               --                --         1,741,000                --         1,741,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts ...........               --                --         4,126,000                --         4,126,000
      Intercompany assets ...............       41,702,000                --                --       (41,702,000)               --
      Other current assets ..............          217,000         1,394,000         3,732,000                --         5,343,000
                                             -------------     -------------     -------------     -------------     -------------
        Total current assets ............       41,919,000         1,394,000        45,540,000       (41,702,000)       47,151,000
   Intercompany assets ..................       10,000,000                --                --       (10,000,000)               --
   Net property, plant and equipment ....               --         8,882,000        52,842,000                --        61,724,000
   Other assets, net ....................        4,946,000                --         8,341,000                --        13,287,000
   Investment in parent .................               --         4,001,000                --        (4,001,000)               --
   Investment in subsidiaries ...........       41,222,000                --                --       (41,222,000)               --
                                             -------------     -------------     -------------     -------------     -------------
                                             $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                             =============     =============     =============     =============     =============
Liabilities and Stockholders' Equity
   (Deficit):
   Current installments of long-term debt    $   3,000,000     $       3,000     $   1,646,000     $          --     $   4,649,000
   Trade accounts payable ...............               --           103,000        10,850,000                --        10,953,000
   Accrued liabilities ..................        5,066,000                --         8,979,000                --        14,045,000
   Income taxes payable .................          451,000                --                --                --           451,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts .............               --                --         2,635,000                --         2,635,000
   Intercompany liabilities .............        2,922,000        35,586,000         3,194,000       (41,702,000)               --
                                             -------------     -------------     -------------     -------------     -------------
        Total current liabilities .......       11,439,000        35,692,000        27,304,000       (41,702,000)       32,733,000
   Intercompany liabilities .............               --                --        10,000,000       (10,000,000)               --
   Long-term debt, excluding
     current installments ...............       19,850,000           203,000           533,000                --        20,586,000
   Senior notes .........................      100,000,000                --                --                --       100,000,000
   Deferred tax liabilities .............               --          (540,000)        6,585,000                --         6,045,000
   Senior Exchangeable Preferred
     stock ..............................       12,220,000                --                --                --        12,220,000
   Series A Preferred stock .............       13,365,000                --                --                --        13,365,000
   Stockholders' equity (deficit) .......      (58,787,000)      (21,078,000)       62,301,000       (45,223,000)      (62,787,000)
                                             -------------     -------------     -------------     -------------     -------------
                                             $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                             =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                              SEPTEMBER 30, 2000
                                            -------------------------------------------------------------------------------------
                                               PENHALL           PENHALL
                                            INTERNATIONAL        RENTAL            PENHALL
                                                CORP.             CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                            -------------     -------------     -------------     -------------     -------------
Assets
  Current assets:
     Receivables, net ..................    $          --     $          --     $  41,673,000     $          --     $  41,673,000
     Inventories .......................               --                --         1,566,000                --         1,566,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts ...........               --                --         1,641,000                --         1,641,000
     Intercompany assets ...............       37,155,000                --                --       (37,155,000)               --
     Other current assets ..............           77,000         2,004,000         3,924,000                --         6,005,000
                                            -------------     -------------     -------------     -------------     -------------
        Total current assets ...........       37,232,000         2,004,000        48,804,000       (37,155,000)       50,885,000

  Intercompany assets ..................        9,002,000                --                --        (9,002,000)               --
  Net property, plant and equipment ....               --         9,905,000        52,556,000                --        62,461,000
  Other assets, net ....................        4,725,000                --         8,506,000                --        13,231,000
  Investment in parent .................               --         4,001,000                --        (4,001,000)               --
  Investment in subsidiaries ...........       46,788,000                --                --       (46,788,000)               --
                                            -------------     -------------     -------------     -------------     -------------
                                            $  97,747,000     $  15,910,000     $ 109,866,000     $ (96,946,000)    $ 126,577,000
                                            =============     =============     =============     =============     =============
Liabilities and Stockholders' Equity
  (Deficit)
  Current installments of long-term debt    $   3,500,000     $       3,000     $   1,876,000     $          --     $   5,379,000
  Trade accounts payable ...............            4,000             9,000        12,852,000                --        12,865,000
  Accrued liabilities ..................        2,175,000                --        10,105,000                --        12,280,000
  Income taxes payable .................        2,260,000                --                --                --         2,260,000
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts ..............               --                --           997,000                --           997,000
  Intercompany liabilities .............               --        37,155,000                --       (37,155,000)               --
                                            -------------     -------------     -------------     -------------     -------------
     Total current liabilities .........        7,939,000        37,167,000        25,830,000       (37,155,000)       33,781,000

  Intercompany liabilities .............               --                --         9,002,000        (9,002,000)               --
  Long-term debt, excluding
     current installments ..............       19,750,000           203,000           741,000                --        20,694,000
  Senior notes .........................      100,000,000                --                --                --       100,000,000
  Deferred tax liabilities .............               --          (540,000)        6,585,000                --         6,045,000
  Senior Exchangeable Preferred stock ..       12,547,000                --                --                --        12,547,000
  Series A Preferred stock .............       13,811,000                --                --                --        13,811,000
  Stockholders' equity (deficit) .......      (56,300,000)      (20,920,000)       67,708,000       (50,789,000)      (60,301,000)
                                            -------------     -------------     -------------     -------------     -------------
                                            $  97,747,000     $  15,910,000     $ 109,866,000     $ (96,946,000)    $ 126,577,000
                                            =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                  THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                  -----------------------------------------------------------------------
                                     PENHALL        PENHALL
                                  INTERNATIONAL     RENTAL       PENHALL
                                      CORP.          CORP.       COMPANY      ELIMINATIONS   CONSOLIDATED
                                   -----------     --------    -----------    ------------   ------------
Revenues ......................    $        --     $319,000    $49,857,000    $  (319,000)    $49,857,000
Cost of revenues ..............             --           --     33,843,000             --      33,843,000
                                   -----------     --------    -----------    -----------     -----------
  Gross profit ................             --      319,000     16,014,000       (319,000)     16,014,000
General and administrative
  expenses ....................        122,000      121,000      8,653,000       (319,000)      8,577,000
Other operating income, net ...         17,000           --        284,000             --         301,000
Equity earnings in subsidiaries      4,459,000           --             --     (4,459,000)             --
                                   -----------     --------    -----------    -----------     -----------
Earnings  before interest
  expense and income taxes ....      4,354,000      198,000      7,645,000     (4,459,000)      7,738,000
Interest expense ..............      3,806,000           --        146,000             --       3,952,000
                                   -----------     --------    -----------    -----------     -----------
  Earnings before income
    taxes .....................        548,000      198,000      7,499,000     (4,459,000)      3,786,000
Income tax expense (benefit) ..     (1,604,000)      81,000      3,157,000             --       1,634,000
                                   -----------     --------    -----------    -----------     -----------
Net earnings ..................    $ 2,152,000     $117,000    $ 4,342,000    $(4,459,000)    $ 2,152,000
                                   ===========     ========    ===========    ===========     ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                  THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                  ------------------------------------------------------------------------
                                     PENHALL        PENHALL
                                  INTERNATIONAL     RENTAL       PENHALL
                                      CORP.          CORP.       COMPANY      ELIMINATIONS    CONSOLIDATED
                                   -----------     --------    -----------    ------------    ------------
Revenues ......................    $        --     $387,000    $53,346,000    $  (387,000)    $53,346,000
Cost of revenues ..............             --           --     36,795,000             --      36,795,000
                                   -----------     --------    -----------    -----------     -----------
  Gross profit ................             --      387,000     16,551,000       (387,000)     16,551,000
General and administrative
  expenses ....................        110,000      118,000      7,760,000       (387,000)      7,601,000
Other operating income, net ...          4,000           --        427,000             --         431,000
Equity earnings in subsidiaries      5,566,000           --             --     (5,566,000)             --
                                   -----------     --------    -----------    -----------     -----------
  Earnings before interest
     expense and income taxes .      5,460,000      269,000      9,218,000     (5,566,000)      9,381,000
Interest expense ..............      3,804,000           --         53,000             --       3,857,000
                                   -----------     --------    -----------    -----------     -----------
  Earnings before income
    taxes .....................      1,656,000      269,000      9,165,000     (5,566,000)      5,524,000
Income tax expense (benefit) ..     (1,603,000)     110,000      3,758,000             --       2,265,000
                                   -----------     --------    -----------    -----------     -----------
Net earnings ..................    $ 3,259,000     $159,000    $ 5,407,000    $(5,566,000)    $ 3,259,000
                                   ===========     ========    ===========    ===========     ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                          THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                        ---------------------------------------------------------------------------
                                           PENHALL         PENHALL
                                        INTERNATIONAL       RENTAL         PENHALL
                                            CORP.           CORP.          COMPANY      ELIMINATIONS   CONSOLIDATED
                                         -----------     -----------     -----------    ------------   ------------
Net cash provided by (used in)
   operating activities .............    $(3,050,000)    $    99,000     $ 2,267,000     $       --    $  (684,000)
                                         -----------     -----------     -----------     ----------    -----------
Cash flows from investing
  activities:
  Proceeds from sale of assets ......             --          16,000         140,000             --        156,000
  Capital expenditures ..............             --          (3,000)     (3,391,000)            --     (3,394,000)
                                         -----------     -----------     -----------     ----------    -----------
    Net cash provided by (used
      in) investing activities ......             --          13,000      (3,251,000)            --     (3,238,000)
                                         -----------     -----------     -----------     ----------    -----------

Cash flows from financing activities:
  Due to (from) affiliates ..........         50,000       2,184,000      (2,234,000)            --             --
  Borrowings under long-term debt ...      5,000,000              --              --             --      5,000,000
  Repayments of long-term debt ......     (2,000,000)             --        (204,000)            --     (2,204,000)
  Book overdraft ....................             --              --       3,033,000             --      3,033,000
                                         -----------     -----------     -----------     ----------    -----------
         Net cash provided by
           financing activities .....      3,050,000       2,184,000         595,000             --      5,829,000
                                         -----------     -----------     -----------     ----------    -----------
         Net increase (decrease) in
           cash and cash equivalents              --       2,296,000        (389,000)            --      1,907,000
Cash and cash equivalents at
  beginning of period ...............             --       1,853,000       1,232,000             --      3,085,000
                                         -----------     -----------     -----------     ----------    -----------
Cash and cash equivalents at
  end of period .....................    $        --     $ 4,149,000     $   843,000     $       --    $ 4,992,000
                                         ===========     ===========     ===========     ==========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                          THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                        -----------------------------------------------------------------------------
                                           PENHALL         PENHALL
                                        INTERNATIONAL       RENTAL          PENHALL
                                            CORP.            CORP.          COMPANY       ELIMINATIONS   CONSOLIDATED
                                         ------------     -----------     -----------     ------------   ------------
Net cash provided by (used in)
   operating activities .............    $ (3,124,000)    $   179,000     $ 2,280,000     $        --    $   (665,000)
                                         ------------     -----------     -----------     -----------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets ......              --              --         325,000              --         325,000
  Capital expenditures ..............              --      (1,129,000)     (2,493,000)             --      (3,622,000)
  Acquisition of assets .............              --              --        (317,000)             --        (317,000)
                                         ------------     -----------     -----------     -----------    ------------
    Net cash used in investing
      activities ....................              --      (1,129,000)     (2,485,000)             --      (3,614,000)
                                         ------------     -----------     -----------     -----------    ------------
Cash flows from financing
  activities:
  Due to (from) affiliates ..........       2,623,000       1,570,000      (4,193,000)             --              --
  Borrowings under long-term debt ...      11,050,000              --              --              --      11,050,000
  Repayments of long-term debt ......     (10,649,000)         (1,000)       (240,000)             --     (10,890,000)
  Book overdraft ....................              --              --       4,808,000              --       4,808,000
                                         ------------     -----------     -----------     -----------    ------------
    Net cash provided by
      financing activities ..........       3,024,000       1,569,000         375,000              --       4,968,000
                                         ------------     -----------     -----------     -----------    ------------
    Net increase (decrease) in cash
      and cash equivalents ..........        (100,000)        619,000         170,000              --         689,000
Cash and cash equivalents at
  beginning of period ...............         100,000       1,370,000         639,000              --       2,109,000
                                         ------------     -----------     -----------     -----------    ------------
Cash and cash equivalents at
  end of period .....................    $         --     $ 1,989,000     $   809,000     $        --    $  2,798,000
                                         ============     ===========     ===========     ===========    ============

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

GENERAL

         Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its operated equipment rental services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 34 locations in fourteen states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

         The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected nine strategic acquisitions, including Concrete Coring Company, an Austin-based company acquired in 1995, Zig Zag Company, a Denver-based company acquired in 1996, Metro Concrete Cutting, an Atlanta-based company acquired in 1996, Highway Services, a Minnesota-based company acquired in April 1998, Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998, Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998, Diamond Concrete Services, an Alabama-based company acquired in April 1999, Prospect Drilling and Sawing, a Minneapolis-based company acquired in June 1999 and Advance Concrete Sawing & Drilling, Inc., a Bakersfield California-based company purchased in September 2000. During the same period, Penhall established operations in five new markets by opening offices in Las Vegas, Salt Lake City, Portland, Dallas and Richmond.

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

                                      THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                      ---------------------------------------
                                            1999                 2000
                                      ------------------     ----------------
                                                 % OF                   % OF
                                         $       TOTAL          $       TOTAL
                                      -------    -----       -------    -----
                                               (DOLLARS IN THOUSANDS)
Operated Equipment Rental Services    $32,652     65.5%      $35,443     66.4%
Contract Services(1) .............     17,205     34.5%       17,903     33.6%
                                      -------    -----       -------    -----
    Total Revenues ...............    $49,857    100.0%      $53,346    100.0%
                                      =======    =====       =======    =====

----------
(1) Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenues. Revenues for the three months ended September 30, 2000 ("Interim 2001") were $53.3 million, an increase of $3.5 million or 7.0% over the three months ended September 30, 1999 ("Interim 2000"). The increase, due primarily to the continued strength in construction markets served in the southwest region of the United States, was partially offset in Interim 2001 by lower revenues from the Highway Services division. The decrease in revenues for the Highway Services division is attributable to increased competition in its traditional markets, delays by various state Department of Transportation agencies in releasing new contracts, as well as the division performing less work as a prime contractor which resulted in a reduction of subcontract revenues.

         Gross Profit. Gross profit totaled $16.6 million in Interim 2001, an increase of $0.5 million or 3.4% from Interim 2000. Gross profit as a percentage of revenues decreased from 32.1% in Interim 2000 to 31.0% in Interim 2001. The increase in gross profit from Interim 2000 to Interim 2001 is primarily attributable to increased revenue. The decrease in gross profit as a percentage of revenues was due to increased competition in several Company markets during Interim 2001. The Company divisions most impacted by increased competition were the markets served by the Highway Services division, and offices located in the southwest and southern regions of the United States.

         General and Administrative Expenses. General and administrative expenses were $7.6 million in Interim 2001 compared to $8.6 million in Interim 2000. As a percent of revenues, general and administrative expenses were 14.3% in Interim 2001 compared to 17.2% in Interim 2000.

         The decrease in general and administrative expenses in Interim 2001 and the decrease in general and administrative expenses as a percent of revenues in Interim 2001 was attributable to a reduction in the provision for doubtful accounts of $0.6 million and a reduction of legal expense of $0.4 million in Interim 2001 as compared to Interim 2000.

         Interest Expense. Interest expense was $3.9 million in Interim 2001 compared to interest expense of $4.0 million in Interim 2000. The small decrease in interest expense is attributable to higher interest rates offset by lower borrowings by the Company in Interim 2001.

         Income Tax Expense (Benefit). The Company recorded an income tax provision of $2.3 million, or 41% of earnings before income taxes in Interim 2001, compared to an income tax provision of $1.6 million, or 43% of earnings before income taxes in Interim 2000. The decrease in the effective tax rate is attributable to non-deductible, non-recurring reorganization costs which occurred in Interim 2000.

LIQUIDITY AND CAPITAL RESOURCES

         It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 5.25 to 1.0, 50% of such Excess Cash Flow.

         Cash used in operating activities during both Interim 2001 and Interim 2000 was $0.7 million. In Interim 2001, the Company's higher net earnings, decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and higher depreciation and amortization expense offset by decreases in accounts payable and accrued liabilities, and increases in accounts receivables and decreases in billings in excess of costs and estimated earnings on uncompleted contracts resulted in a small use of cash from operations. In Interim 2000, the Company's higher net earnings, increase in accounts payable and accrued liabilities, higher depreciation and amortization expense offset by increases in accounts receivable resulted in a small use of cash from operations during that period.

         Management estimates that the Company's annual capital expenditures will be approximately $22.5 million for fiscal 2001, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

         Cash used in investing activities was $3.6 million in Interim 2001 as compared to $3.2 million in Interim 2000. Such cash was primarily used for capital expenditures of $3.6 million in Interim 2001 and $3.4 million in Interim 2000.

         Net cash provided by financing activities in Interim 2001 was $5.0 million as compared to $5.8 million in Interim 2000. In Interim 2001, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft. In Interim 2000, the Company's financing activities are also primarily the result of borrowings and repayments of long-term debt and a book overdraft.

         Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of September 30, 2000, the Company and its subsidiaries had approximately $126.1 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $60.3 million. As of September 30, 2000, approximately $26.0 million of additional borrowing was available under the Company's New Credit Facility.

YEAR 2000

         As of September 30, 2000, the Company has not experienced any disruption to operations due to the Y2K issue.

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

         The table below presents the principal amounts of debt (excluding capital lease obligations of $353,000), weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2000.

                                                YEARS ENDED JUNE 30,
                                  -------------------------------------------------                            FAIR
                                    2001       2002      2003      2004       2005   THEREAFTER    TOTAL       VALUE
                                  -------     ------    ------    -------    ------  ----------   --------    --------
                                                                     (IN THOUSANDS)
Fixed rate debt ..............     $1,246     $  765    $  276    $     4      $4     $100,175    $102,470    $101,970(2)
Average interest rate.........      10.70%     10.31%    10.13%     10.00%  10.00%       12.00%      12.00%      12.00%

Variable rate LIBOR debt (1)..     $2,250     $5,000    $6,000    $10,000      $0     $      0    $ 23,250    $ 23,250
Weighted average current
  interest rate (1)...........                                                                                    8.41%


-----------
(1) The Company has different interest rate options for its variable rate debt. See Footnote 2 in the condensed consolidated financial statements for additional information.

(2) The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

PART II - OTHER INFORMATION

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Penhall International Corp.

Date: November 8, 2000                      /s/ John T. Sawyer
                                                --------------------------------
                                                John T. Sawyer
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                     DESCRIPTION
        -------                    -----------
         27.1                Financial Data Schedule