Form 10-Q
period 2000-12-31
PENHALL INTERNATIONAL CORP
filed 2001-02-13
CIK 1070772

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

                For the quarterly period ended December 31, 2000

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS AND TITLE OF                      SHARES OUTSTANDING AS OF
             CAPITAL STOCK                            FEBRUARY 12, 2001
             -------------                            -----------------
      Common Stock, $.01 Par Value                        1,017,480

================================================================================

                           PENHALL INTERNATIONAL CORP.

                                      INDEX


                                                                                         Page No.
                                                                                         --------
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 2000..........     3

         Consolidated Statements of Operations for the three and six month
           periods ended December 31, 1999 and 2000.....................................     4

         Consolidated Statements of Cash Flows for the six month periods ended
           December 31, 1999 and 2000...................................................     5

         Notes to Consolidated Financial Statements.....................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................    16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................    19

Part II - Other Information

Items 1-5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................    19

       a)      Exhibits

               None

       b)      Reports on Form 8-K

               None

ITEM 1.  FINANCIAL INFORMATION

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                               DECEMBER 31,
                                                                                               JUNE 30,           2000
                                                                                                 2000          (UNAUDITED)
                                                                                             -------------    -------------

                                             ASSETS
Current assets:
  Cash and cash equivalents ..............................................................   $   2,109,000    $     929,000
  Receivables:
             Contract and trade receivables ..............................................      31,834,000       30,771,000
             Contract retentions .........................................................       5,724,000        6,353,000
                                                                                             -------------    -------------
                                                                                                37,558,000       37,124,000
             Less allowance for doubtful receivables .....................................       1,617,000        2,020,000
                                                                                             -------------    -------------
                      Net receivables ....................................................      35,941,000       35,104,000

  Costs and estimated earnings in excess of billings on uncompleted contracts ............       4,126,000          458,000
  Deferred tax assets ....................................................................       2,318,000        2,318,000
  Inventories ............................................................................       1,741,000        1,717,000
  Prepaid expenses and other current assets ..............................................         916,000        1,240,000
                                                                                             -------------    -------------
                      Total current assets ...............................................      47,151,000       41,766,000

Property, plant and equipment, at cost:
  Land ...................................................................................       5,229,000        5,229,000
  Buildings and leasehold improvements ...................................................       8,135,000        9,336,000
  Construction and other equipment .......................................................     102,284,000      109,651,000
                                                                                             -------------    -------------
                                                                                               115,648,000      124,216,000
  Less accumulated depreciation and amortization .........................................      53,924,000       59,387,000
                                                                                             -------------    -------------
                      Net property, plant and equipment ..................................      61,724,000       64,829,000

Goodwill, net of accumulated amortization ................................................       7,566,000        7,599,000
Debt issuance costs, net of accumulated amortization .....................................       4,946,000        4,504,000
Other assets, net ........................................................................         775,000          612,000
                                                                                             -------------    -------------
                                                                                             $ 122,162,000    $ 119,310,000
                                                                                             =============    =============
                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt .................................................   $   4,649,000    $   5,852,000
  Trade accounts payable .................................................................      10,953,000        5,845,000
  Accrued liabilities ....................................................................      14,045,000       13,277,000
  Income taxes payable ...................................................................         451,000        1,539,000
  Billings in excess of costs and estimated earnings on uncompleted contracts ............       2,635,000          725,000
                                                                                             -------------    -------------
                      Total current liabilities ..........................................      32,733,000       27,238,000

Long-term debt, excluding current installments ...........................................      20,586,000       18,468,000
Senior notes .............................................................................     100,000,000      100,000,000
Deferred tax liabilities .................................................................       6,045,000        6,045,000
Senior Exchangeable Preferred Stock, redemption value $12,220,000 and $12,884,000 at June 30, 2000 and December 31, 2000,
  respectively.  Authorized, issued and outstanding 10,000 shares at
  June 30, 2000 and December 31, 2000 ....................................................      12,220,000       12,884,000
Series A Preferred Stock, redemption value $13,365,000 and
  $14,271,000 at June 30, 2000 and December 31, 2000, respectively.
  Authorized 25,000 shares; issued and outstanding 10,428 shares at
  June 30, 2000 and December 31, 2000 ....................................................      13,365,000       14,271,000

Stockholders' deficit:
  Series B Preferred Stock, par value $.01 per share. Authorized
    50,000 shares; issued and outstanding 19,052 at June 30, 2000 and
    19,198 shares at December 31, 2000 ...................................................      24,385,000       26,227,000
  Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,012,513 at June 30, 2000 and 1,017,480 shares at
    December 31, 2000 ....................................................................          10,000           10,000
  Additional paid-in capital .............................................................       1,522,000        1,831,000
  Treasury stock, at cost, 6,014 common shares at June 30, 2000 and  December 31, 2000 ...         (14,000)         (14,000)
  Accumulated deficit ....................................................................     (88,690,000)     (87,650,000)
                                                                                             -------------    -------------
                      Total stockholders' deficit ........................................     (62,787,000)     (59,596,000)

  Commitments and contingencies ..........................................................              --               --
                                                                                             -------------    -------------
                                                                                             $ 122,162,000    $ 119,310,000
                                                                                             =============    =============

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTH PERIODS             SIX MONTH PERIODS
                                                             ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                             ------------------              ------------------
                                                            1999            2000            1999            2000
                                                        ------------    ------------    ------------    ------------
Revenues .............................................  $ 40,768,000    $ 41,565,000    $ 90,625,000    $ 94,911,000
Cost of revenues .....................................    27,556,000      29,119,000      61,399,000      65,914,000
                                                        ------------    ------------    ------------    ------------
  Gross profit .......................................    13,212,000      12,446,000      29,226,000      28,997,000
General and administrative expenses ..................     7,055,000       7,273,000      15,632,000      14,874,000
Other operating income, net ..........................       267,000         356,000         568,000         787,000
                                                        ------------    ------------    ------------    ------------
  Earnings before interest expense and income taxes ..     6,424,000       5,529,000      14,162,000      14,910,000
Interest expense .....................................     3,960,000       3,821,000       7,912,000       7,678,000
                                                        ------------    ------------    ------------    ------------
  Earnings before income taxes .......................     2,464,000       1,708,000       6,250,000       7,232,000
Income tax expense ...................................       929,000         701,000       2,563,000       2,966,000
                                                        ------------    ------------    ------------    ------------
Net earnings .........................................     1,535,000       1,007,000       3,687,000       4,266,000
                                                        ------------    ------------    ------------    ------------
Accretion of preferred stock to redemption value .....      (707,000)       (797,000)     (1,393,000)     (1,570,000)
Accrual of cumulative dividends on preferred stock ...      (727,000)       (844,000)     (1,420,000)     (1,656,000)
                                                        ------------    ------------    ------------    ------------
Income (loss) available to common stockholders .......  $    101,000    $   (634,000)   $    874,000    $  1,040,000
                                                        ============    ============    ============    ============
Earnings (loss) per share:
  Basic and diluted ..................................  $         10    $       (.62)   $        .88    $       1.03
Weighted average number of shares outstanding:
  Basic and diluted ..................................       999,319       1,016,400         996,898       1,014,457

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SIX MONTH PERIODS
                                                                                                          ENDED DECEMBER 31,
                                                                                                     ----------------------------
                                                                                                         1999            2000
                                                                                                     ------------    ------------

Cash flows from operating activities:
  Net earnings ...................................................................................   $  3,687,000    $  4,266,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization ................................................................      7,073,000       7,901,000
    Amortization of debt issuance costs ..........................................................        442,000         442,000
    Provision for doubtful accounts ..............................................................        717,000         403,000
    Gain on sale of assets .......................................................................        (97,000)       (219,000)
    Changes in assets and liabilities, net of effects of September 2000 asset purchase:
      Receivables ................................................................................     (2,577,000)        434,000
      Inventories, prepaid expenses and other assets .............................................       (989,000)       (236,000)
      Costs and estimated earnings in excess of billings on uncompleted contracts ................      1,068,000       3,668,000
      Trade accounts payable, accrued liabilities and income taxes payable .......................       (339,000)     (5,795,000)
      Billings in excess of costs and estimated earnings on uncompleted contracts ................         36,000      (1,910,000)
                                                                                                     ------------    ------------
          Net cash provided by operating activities ..............................................      9,021,000       8,954,000
                                                                                                     ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets ...................................................................        317,000         635,000
  Capital expenditures ...........................................................................     (7,708,000)     (9,493,000)
  Purchase of assets of Advanced Concrete Sawing & Drilling ......................................             --        (317,000)
                                                                                                     ------------    ------------
          Net cash used in investing activities ..................................................     (7,391,000)     (9,175,000)
                                                                                                     ------------    ------------
Cash flows from financing activities:
  Borrowings under long-term debt ................................................................     11,600,000      25,494,000
  Repayments of long-term debt ...................................................................    (17,863,000)    (27,516,000)
  Book overdraft .................................................................................      2,542,000         567,000
  Debt issuance costs ............................................................................         (7,000)             --
  Proceeds from issuance of common stock .........................................................        488,000         309,000
  Repurchase of common stock and Series B preferred stock ........................................        (28,000)             --
  Issuance of Series B preferred stock ...........................................................        523,000         187,000
                                                                                                     ------------    ------------
          Net cash used in financing activities ..................................................     (2,745,000)       (959,000)
                                                                                                     ------------    ------------
          Net decrease in cash and cash equivalents ..............................................     (1,115,000)     (1,180,000)
Cash and cash equivalents at beginning of period .................................................      3,085,000       2,109,000
                                                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................................................   $  1,970,000    $    929,000
                                                                                                     ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes .................................................................................   $    185,000    $  1,878,000
                                                                                                     ============    ============
    Interest .....................................................................................   $  8,008,000    $  7,133,000
                                                                                                     ============    ============

Supplemental disclosure of noncash investing and financing activities:
  Accrued  liabilities related to the purchase of assets of Advanced Concrete Sawing & Drilling ..   $         --    $    440,000
                                                                                                     ============    ============
  Borrowings related to the purchase of assets of Advanced Concrete Sawing & Drilling ............   $         --    $    339,000
                                                                                                     ============    ============
  Borrowings related to capital leases and equipment financing agreements ........................   $  2,530,000    $    768,000
                                                                                                     ============    ============
  Accretion of preferred stock to redemption value ...............................................   $  1,393,000    $  1,570,000
                                                                                                     ============    ============
  Accrual of cumulative dividends on preferred stock .............................................   $  1,420,000    $  1,656,000
                                                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (UNAUDITED)


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

   Results of operations for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2000.

EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing adjusted net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential dilutive securities. There were no potential dilutive securities for the periods presented.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)


(2)     COMMITMENTS AND CONTINGENCIES

LITIGATION

   There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion, based in part upon the advice of legal counsel, that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

(3)     ACQUISITION

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

(4)     CONDENSED CONSOLIDATING FINANCIAL INFORMATION

   The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries, (Penhall Rental Corp. and Penhall Company). The condensed consolidating financial information presents condensed financial statements as of June 30, 2000 and December 31, 2000 and for the three and six month periods ended December 31, 1999 and 2000 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                           JUNE 30, 2000
                                         ---------------------------------------------------------------------------------
                                            PENHALL          PENHALL
                                         INTERNATIONAL       RENTAL           PENHALL
                                             CORP.            CORP.           COMPANY       ELIMINATIONS     CONSOLIDATED
                                         -------------    -------------    -------------    -------------    -------------
Assets
   Current assets:
      Receivables, net ................  $          --    $          --    $  35,941,000    $          --    $  35,941,000
      Inventories .....................             --               --        1,741,000               --        1,741,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts .........             --               --        4,126,000               --        4,126,000
      Intercompany assets .............     41,702,000               --               --      (41,702,000)              --
      Other current assets ............        217,000        1,394,000        3,732,000               --        5,343,000
                                         -------------    -------------    -------------    -------------    -------------
        Total current assets ..........     41,919,000        1,394,000       45,540,000      (41,702,000)      47,151,000
   Intercompany assets ................     10,000,000               --               --      (10,000,000)              --
   Net property, plant and equipment ..             --        8,882,000       52,842,000               --       61,724,000
   Other assets, net ..................      4,946,000               --        8,341,000               --       13,287,000
   Investment in parent ...............             --        4,001,000               --       (4,001,000)              --
   Investment in subsidiaries .........     41,222,000               --               --      (41,222,000)              --
                                         -------------    -------------    -------------    -------------    -------------
                                         $  98,087,000    $  14,277,000    $ 106,723,000    $ (96,925,000)   $ 122,162,000
                                         =============    =============    =============    =============    =============

Liabilities and Stockholders' Equity
   (Deficit):
   Current installments of long-term
      debt ............................  $   3,000,000    $       3,000    $   1,646,000    $          --    $   4,649,000
   Trade accounts payable .............             --          103,000       10,850,000               --       10,953,000
   Accrued liabilities ................      5,066,000               --        8,979,000               --       14,045,000
   Income taxes payable ...............        451,000               --               --               --          451,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts ...........             --               --        2,635,000               --        2,635,000
   Intercompany liabilities ...........      2,922,000       35,586,000        3,194,000      (41,702,000)              --
                                         -------------    -------------    -------------    -------------    -------------
        Total current liabilities .....     11,439,000       35,692,000       27,304,000      (41,702,000)      32,733,000
   Intercompany liabilities ...........             --               --       10,000,000      (10,000,000)              --
   Long-term debt, excluding current
      installments ....................     19,850,000          203,000          533,000               --       20,586,000
   Senior notes .......................    100,000,000               --               --               --      100,000,000
   Deferred tax liabilities ...........             --         (540,000)       6,585,000               --        6,045,000
   Senior Exchangeable Preferred
     stock ............................     12,220,000               --               --               --       12,220,000
   Series A Preferred stock ...........     13,365,000               --               --               --       13,365,000
   Stockholders' equity (deficit) .....    (58,787,000)     (21,078,000)      62,301,000      (45,223,000)     (62,787,000)
                                         -------------    -------------    -------------    -------------    -------------
                                         $  98,087,000    $  14,277,000    $ 106,723,000    $ (96,925,000)   $ 122,162,000
                                         =============    =============    =============    =============    =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                               DECEMBER 31, 2000
                                                 -----------------------------------------------------------------------------
                                                    PENHALL         PENHALL
                                                 INTERNATIONAL      RENTAL          PENHALL
                                                     CORP.           CORP.          COMPANY      ELIMINATIONS    CONSOLIDATED
                                                 -------------   -------------   -------------   -------------   -------------
Assets
  Current assets:
     Receivables, net ........................   $          --   $          --   $  35,104,000   $          --   $  35,104,000
     Inventories .............................              --              --       1,717,000              --       1,717,000
     Costs and estimated earnings in excess of
        billings on uncompleted contracts ....              --              --         458,000              --         458,000
     Intercompany assets .....................      36,037,000              --              --     (36,037,000)             --
     Other current assets ....................         151,000         935,000       3,401,000              --       4,487,000
                                                 -------------   -------------   -------------   -------------   -------------
        Total current assets .................      36,188,000         935,000      40,680,000     (36,037,000)     41,766,000
  Intercompany assets ........................       9,002,000              --              --      (9,002,000)             --
  Net property, plant and equipment ..........              --       9,844,000      54,985,000              --      64,829,000
  Other assets, net ..........................       4,504,000              --       8,211,000              --      12,715,000
  Investment in parent .......................              --       4,001,000              --      (4,001,000)             --
  Investment in subsidiaries .................      50,075,000              --              --     (50,075,000)             --
                                                 -------------   -------------   -------------   -------------   -------------
                                                 $  99,769,000   $  14,780,000   $ 103,876,000   $ (99,115,000)  $ 119,310,000
                                                 =============   =============   =============   =============   =============
Liabilities and Stockholders' Equity
(Deficit)
  Current installments of long-term debt .....   $   4,000,000   $       3,000   $   1,849,000   $          --   $   5,852,000
  Trade accounts payable .....................              --          93,000       5,752,000              --       5,845,000
  Accrued liabilities ........................       5,170,000         (20,000)      8,127,000              --      13,277,000
  Income taxes payable .......................       1,539,000              --              --              --       1,539,000
  Billings in excess of costs and estimated
     earnings on uncompleted contracts .......              --              --         725,000              --         725,000
  Intercompany liabilities ...................              --      35,816,000         221,000     (36,037,000)             --
                                                 -------------   -------------   -------------   -------------   -------------
     Total current liabilities ...............      10,709,000      35,892,000      16,674,000     (36,037,000)     27,238,000
  Intercompany liabilities ...................              --              --       9,002,000      (9,002,000)             --
  Long-term debt, excluding
     current installments ....................      17,500,000         195,000         773,000              --      18,468,000
  Senior notes ...............................     100,000,000              --              --              --     100,000,000
  Deferred tax liabilities ...................              --        (540,000)      6,585,000              --       6,045,000
  Senior Exchangeable Preferred stock ........      12,884,000              --              --              --      12,884,000
  Series A Preferred stock ...................      14,271,000              --              --              --      14,271,000
  Stockholders' equity (deficit) .............     (55,595,000)    (20,767,000)     70,842,000     (54,076,000)    (59,596,000)
                                                 -------------   -------------   -------------   -------------   -------------
                                                 $  99,769,000   $  14,780,000   $ 103,876,000   $ (99,115,000)  $ 119,310,000
                                                 =============   =============   =============   =============   =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                               THREE MONTH PERIOD ENDED DECEMBER 31, 1999
                                  --------------------------------------------------------------------
                                     PENHALL      PENHALL
                                  INTERNATIONAL    RENTAL      PENHALL
                                      CORP.        CORP.       COMPANY     ELIMINATIONS   CONSOLIDATED
                                  -------------   --------   -----------   ------------   ------------
Revenues ......................... $        --    $319,000   $40,768,000   $  (319,000)   $40,768,000
Cost of revenues .................          --          --    27,556,000            --     27,556,000
                                   -----------    --------   -----------   -----------    -----------
   Gross profit ..................          --     319,000    13,212,000      (319,000)    13,212,000
General and administrative
   expenses ......................     149,000     110,000     7,115,000      (319,000)     7,055,000
Other operating income, net ......      27,000          --       240,000            --        267,000
Equity earnings in subsidiaries ..   3,859,000          --            --    (3,859,000)            --
                                   -----------    --------   -----------   -----------    -----------
   Earnings before interest
     expense and income taxes ....   3,737,000     209,000     6,337,000    (3,859,000)     6,424,000
Interest expense .................   3,815,000      27,000       118,000            --      3,960,000
                                   -----------    --------   -----------   -----------    -----------
   Earnings before income
     taxes .......................     (78,000)    182,000     6,219,000    (3,859,000)     2,464,000
Income tax expense (benefit) .....  (1,613,000)     75,000     2,467,000            --        929,000
                                   -----------    --------   -----------   -----------    -----------
Net earnings ..................... $ 1,535,000    $107,000   $ 3,752,000   $(3,859,000)   $ 1,535,000
                                   ===========    ========   ===========   ===========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                               THREE MONTH PERIOD ENDED DECEMBER 31, 2000
                                  --------------------------------------------------------------------
                                     PENHALL      PENHALL
                                  INTERNATIONAL    RENTAL      PENHALL
                                      CORP.        CORP.       COMPANY     ELIMINATIONS   CONSOLIDATED
                                   -----------    --------   -----------   ------------   ------------
Revenues ......................... $        --    $380,000   $41,565,000   $  (380,000)   $41,565,000
Cost of revenues .................          --          --    29,119,000            --     29,119,000
                                   -----------    --------   -----------   -----------    -----------
   Gross profit ..................          --     380,000    12,446,000      (380,000)    12,446,000
General and administrative
    expenses .....................      99,000     120,000     7,434,000      (380,000)     7,273,000
Other operating income, net ......       1,000          --       355,000            --        356,000
Equity earnings in subsidiaries ..   3,287,000          --            --    (3,287,000)            --
                                   -----------    --------   -----------   -----------    -----------
   Earnings before interest
     expense and income taxes ....   3,189,000     260,000     5,367,000    (3,287,000)     5,529,000
Interest expense .................   3,766,000          --        55,000            --      3,821,000
                                   -----------    --------   -----------   -----------    -----------
   Earnings before income
     taxes .......................    (577,000)    260,000     5,312,000    (3,287,000)     1,708,000
Income tax expense (benefit) .....  (1,584,000)    107,000     2,178,000            --        701,000
                                   -----------    --------   -----------   -----------    -----------
Net earnings ..................... $ 1,007,000    $153,000   $ 3,134,000   $(3,287,000)   $ 1,007,000
                                   ===========    ========   ===========   ===========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                   --------------------------------------------------------------------
                                      PENHALL      PENHALL
                                   INTERNATIONAL    RENTAL      PENHALL
                                       CORP.        CORP.       COMPANY     ELIMINATIONS  CONSOLIDATED
                                   -------------   --------   -----------   ------------  ------------
Revenues .........................  $        --    $638,000   $90,625,000   $  (638,000)   $90,625,000
Cost of revenues .................           --          --    61,399,000            --     61,399,000
                                    -----------    --------   -----------   -----------    -----------
   Gross profit ..................           --     638,000    29,226,000      (638,000)    29,226,000
General and administrative
     expenses ....................      271,000     231,000    15,768,000      (638,000)    15,632,000
Other operating income, net ......       44,000          --       524,000            --        568,000

Equity earnings in subsidiaries ..    8,318,000          --            --    (8,318,000)            --
                                    -----------    --------   -----------   -----------    -----------
   Earnings before interest
      expense and income taxes ...    8,091,000     407,000    13,982,000    (8,318,000)    14,162,000
Interest expense .................    7,621,000      27,000       264,000            --      7,912,000
                                    -----------    --------   -----------   -----------    -----------
   Earnings before income
     taxes .......................      470,000     380,000    13,718,000    (8,318,000)     6,250,000
Income tax expense (benefit) .....   (3,217,000)    156,000     5,624,000            --      2,563,000
                                    -----------    --------   -----------   -----------    -----------
Net earnings .....................  $ 3,687,000    $224,000   $ 8,094,000   $(8,318,000)   $ 3,687,000
                                    ===========    ========   ===========   ===========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                SIX MONTH PERIOD ENDED DECEMBER 31, 2000
                                   -------------------------------------------------------------------
                                      PENHALL      PENHALL
                                   INTERNATIONAL    RENTAL      PENHALL
                                       CORP.         CORP.      COMPANY     ELIMINATIONS  CONSOLIDATED
                                   -------------   --------   -----------   ------------  ------------
Revenues .........................  $        --    $767,000   $94,911,000   $  (767,000)   $94,911,000
Cost of revenues .................           --          --    65,914,000            --     65,914,000
                                    -----------    --------   -----------   -----------    -----------
   Gross profit ..................           --     767,000    28,997,000      (767,000)    28,997,000
General and administrative
     expenses ....................      209,000     238,000    15,194,000      (767,000)    14,874,000
Other operating income, net ......        5,000          --       782,000            --        787,000
Equity earnings in subsidiaries ..    8,853,000          --            --    (8,853,000)            --
                                    -----------    --------   -----------   -----------    -----------
   Earnings before interest
      expense and income taxes ...    8,649,000     529,000    14,585,000    (8,853,000)    14,910,000
Interest expense .................    7,570,000          --       108,000            --      7,678,000
                                    -----------    --------   -----------   -----------    -----------
   Earnings before income
     taxes .......................    1,079,000     529,000    14,477,000    (8,853,000)     7,232,000
Income tax expense (benefit) .....   (3,187,000)    217,000     5,936,000            --      2,966,000
                                    -----------    --------   -----------   -----------    -----------
Net earnings .....................  $ 4,266,000    $312,000   $ 8,541,000   $(8,853,000)   $ 4,266,000
                                    ===========    ========   ===========   ===========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW


                                                         SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                          ------------------------------------------------------------------------
                                            PENHALL         PENHALL
                                          INTERNATIONAL     RENTAL         PENHALL
                                             CORP.           CORP.         COMPANY      ELIMINATIONS  CONSOLIDATED
                                          ------------    -----------    ------------   ------------  ------------
Net cash provided by (used in)
  operating activities .................. $ (2,084,000)   $   275,000    $ 10,830,000    $       --   $  9,021,000
                                          ------------    -----------    ------------    ----------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets ..........           --             --         317,000            --        317,000
  Capital expenditures ..................           --         (5,000)     (7,703,000)           --     (7,708,000)
                                          ------------    -----------    ------------    ----------   ------------
         Net cash provided by (used in)
           investing activities .........           --         (5,000)     (7,386,000)           --     (7,391,000)
                                          ------------    -----------    ------------    ----------   ------------
Cash flows from financing activities:
  Due to (from) affiliates ..............    6,108,000       (451,000)     (5,657,000)           --             --
  Borrowings under long-term debt .......   11,600,000             --              --            --     11,600,000
  Repayments of long-term debt ..........  (16,600,000)        (8,000)     (1,255,000)           --    (17,863,000)
  Book overdraft ........................           --             --       2,542,000            --      2,542,000
  Debt issuance costs ...................       (7,000)            --              --            --         (7,000)
  Proceeds from issuance of common
    stock ...............................      488,000             --              --            --        488,000
  Repurchase of common stock and
    Series B preferred stock ............      (28,000)            --              --            --        (28,000)

  Issuance of Series B preferred stock ..      523,000             --              --            --        523,000
                                          ------------    -----------    ------------    ----------   ------------
         Net cash provided by (used in)
           financing activities .........    2,084,000       (459,000)     (4,370,000)           --     (2,745,000)
                                          ------------    -----------    ------------    ----------   ------------
         Net decrease in cash and
           cash equivalents .............           --       (189,000)       (926,000)           --     (1,115,000)
Cash and cash equivalents at
  beginning of period ...................           --      1,853,000       1,232,000            --      3,085,000
                                          ------------    -----------    ------------    ----------   ------------
Cash and cash equivalents at
  end of period ......................... $         --    $ 1,664,000    $    306,000    $       --   $  1,970,000
                                          ============    ===========    ============    ==========   ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW


                                                            SIX MONTH PERIOD ENDED DECEMBER 31, 2000
                                             -----------------------------------------------------------------------
                                               PENHALL         PENHALL
                                             INTERNATIONAL     RENTAL         PENHALL
                                                CORP.           CORP.         COMPANY      ELIMINATIONS  CONSOLIDATED
                                             ------------    -----------    ------------   ------------  ------------
Net cash provided by (used in)
   operating activities ...................  $(2,986,000) $      512,000    $ 11,428,000    $       --   $  8,954,000
                                             ------------    -----------    ------------    ----------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets ............            --             --         635,000            --        635,000
  Capital expenditures ....................            --     (1,176,000)     (8,317,000)           --     (9,493,000)
  Acquisition of assets ...................            --             --        (317,000)           --       (317,000)
                                             ------------    -----------    ------------    ----------   ------------
         Net cash used in
            investing activities ..........            --     (1,176,000)     (7,999,000)           --     (9,175,000)
                                             ------------    -----------    ------------    ----------   ------------
Cash flows from financing activities:
  Due to (from) affiliates ................     3,740,000        231,000      (3,971,000)           --             --
  Borrowings under long-term debt .........    25,494,000             --              --            --     25,494,000
  Repayments of long-term debt ............   (26,844,000)        (8,000)       (664,000)           --    (27,516,000)
  Book overdraft ..........................            --             --         567,000            --        567,000
  Proceeds from issuance of common stock ..       309,000             --              --            --        309,000
  Issuance of Series B preferred stock ....       187,000             --              --            --        187,000
                                             ------------    -----------    ------------    ----------   ------------
         Net cash provided by (used in)
            financing activities ..........     2,886,000        223,000      (4,068,000)           --       (959,000)
                                             ------------    -----------    ------------    ----------   ------------
         Net decrease in cash
            and cash equivalents ..........      (100,000)      (441,000)       (639,000)           --     (1,180,000)
Cash and cash equivalents at
    beginning of period ...................       100,000      1,370,000         639,000            --      2,109,000
                                             ------------    -----------    ------------    ----------   ------------
Cash and cash equivalents at
    end of period .........................  $         --    $   929,000    $         --    $       --   $    929,000
                                             ============    ===========    ============    ==========   ============

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

GENERAL

   Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its operated equipment rental services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 39 locations in fourteen states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

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

                                         THREE MONTH PERIODS ENDED               SIX MONTH PERIODS ENDED
                                                DECEMBER 31,                           DECEMBER 31,
                                     ----------------------------------    ----------------------------------
                                          1999               2000               1999               2000
                                     ---------------    ---------------    ---------------    ---------------
                                               % OF               % OF               % OF               % OF
                                        $      TOTAL       $      TOTAL       $      TOTAL       $      TOTAL
                                     -------   -----    -------   -----    -------   -----    -------   -----
                                           (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Operated Equipment Rental
  Services .......................   $29,273    71.8%   $31,995    77.0%   $61,925    68.3%   $67,438    71.1%

Contract Services(1) .............    11,495    28.2%     9,570    23.0%    28,700    31.7%    27,473    28.9%
                                     -------   -----    -------   -----    -------   -----    -------   -----
    Total Revenues ...............   $40,768   100.0%   $41,565   100.0%   $90,625   100.0%   $94,911   100.0%
                                     =======   =====    =======   =====    =======   =====    =======   =====

------------

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

RESULTS OF OPERATIONS

        Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

        Revenues. Revenues for the three months ended December 31, 2000 ("Interim 2001") were $41.6 million, an increase of 0.8 million or 2.0% over the three months ended December 31, 1999 ("Interim 2000"). The growth in revenue resulted primarily from the continued strength of the construction markets served by the western region of the United States. Operated Equipment Rental Services increased which were partially offset by a reduction in Contract projects. The reduction in Contract projects is largely attributable to increased competition on long-term contracts.

        Gross Profit. Gross profit totaled $12.4 million in Interim 2001, a decrease of $0.8 million or 5.8% from Interim 2000. Gross Profit as a percentage of revenues decreased from 32.4% in Interim 2000 to 29.9% in Interim 2001. The decrease in gross profit as a percentage of revenues was due to increased competition in several of the Company's markets during Interim 2001 and an increased use of subcontractors. The increased use of subcontractors resulted from several contracts performed by the Company as the prime contractor. The Company performs as both a prime contractor and a subcontractor. The mix of work performed varies from quarter to quarter based upon opportunities available and is not necessarily indicative of the future mix of revenues.

        General and Administrative Expenses. General and administrative expenses increased 3.1% from $7.1 million in Interim 2000 to $7.3 million in Interim 2001. As a percent of revenues, general and administrative expenses increased slightly from 17.3% in Interim 2000 to 17.5% in Interim 2001. The increase in general and administrative expense in Interim 2001 is primarily attributable to increases in salaries and related expenses, due primarily to the addition of employees.

        Interest Expense. Interest expense decreased by $0.1 million or 3.5% from Interim 2000 to Interim 2001. The small decrease in interest expense is attributable to a reduction in borrowing offset by higher interest rates in Interim 2001.

        Income Tax Expense. The Company recorded an income tax provision of $0.7 million, or 41.0% of earnings before income taxes in Interim 2001, compared to an income tax provision of $0.9 million, or 37.7% of earnings before income taxes in Interim 2000. The lower tax rate in Interim 2000 was to reduce the overall annual tax rate to the expected rate.

        Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999

        Revenues. Revenues for the six months ended December 31, 2000 ("Interim 2001") were $94.9 million, an increase of $4.3 million or 4.7% over the six months ended December 31, 1999 ("Interim 2000"). Revenue growth was due primarily to the continued strength in the construction markets served in the western region of the United States partially offset in Interim 2001 by lower revenues from the Highway Services Division. The decrease in revenues for the Highway Services Division is attributable to increased competition in its traditional markets, delays by various state Department of Transportation agencies in releasing new contracts, as well as the division performing less work as a prime contractor which resulted in a reduction of revenues.

        Gross Profit. Gross profit totaled $29.0 million in Interim 2001, a decrease of $0.2 million or 0.8% from Interim 2000. Gross profit as a percentage of revenues decreased from 32.2% in Interim 2000 to 30.6% in Interim

2001. The increase in gross profit attributable to increased revenue was offset by lower gross profit on Contract projects in Interim 2001. The decrease in gross profit as a percentage of revenues was due to increased competition in several Company markets during Interim 2001 and an increase in subcontract costs. The Company divisions most impacted by increased competition were the markets served by Highway Services and offices located in the southwest and southern regions of the United States.

        General and Administrative Expenses. General and administrative expenses of $14.9 million in Interim 2001 were $0.8 or 4.8% lower than Interim 2000. As a percent of revenues, general and administrative expenses were 17.2% in Interim 2000 and 15.7% in Interim 2001. The decrease in general and administrative expenses in Interim 2001, both in terms of dollars and as a percentage of revenues, is primarily attributable to decreases in legal and bad debt expenses of $0.2 and $0.6 million, respectively.

        Interest Expense. Interest expense was $7.7 million in Interim 2001 compared to $7.9 million in Interim 2000. The $0.2 million or 3.0% decrease in interest expense in Interim 2001 is attributable to lower borrowings partially offset by higher interest rates in Interim 2001.

        Income Tax Expense. The Company recorded an income tax provision of $3.0 million, or 41% of earnings before income taxes, in Interim 2001 compared to an income tax provision of $2.6 million or 41% of earnings before income taxes in Interim 2000.

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

             ------------------------------------------------------------------
             SUMMARY CASH FLOW DATA FOR THE
             SIX MONTHS ENDED DECEMBER 31,          1999             2000
             ------------------------------------------------------------------
             Cash and cash equivalents               1,970,000         929,000
             ------------------------------------------------------------------
             Net cash provided by (used in):
             ------------------------------------------------------------------
                  Operating activities               9,021,000       8,954,000
             ------------------------------------------------------------------
                  Investing activities              (7,391,000)     (9,175,000)
             ------------------------------------------------------------------
                  Financing activities              (2,745,000)       (959,000)
             ------------------------------------------------------------------
             Capital expenditures                    7,708,000       9,493,000
             ------------------------------------------------------------------

   Cash provided by operating activities during Interim 2001 decreased by $0.07 million to $9.0 million compared to Interim 2000. Changes in the cash from operating activities primarily reflect net earnings plus seasonal variations in accounts based on the amount, type, and progress of work being performed.

    Cash used in investing activities for Interim 2001 increased $1.8 million to $9.2 million as compared to Interim 2000. This is primarily due to increased capital expenditures including the acquisition of certain assets of Advanced Concrete and Sawing & Drilling during Interim 2001. Management estimates that the Company's annual capital expenditures will be approximately $20.0 million for fiscal 2001, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

   Net cash used in financing activities in Interim 2001 decreased by $1.8 million to $1.0 million as compared to Interim 2000. In Interim 2001 and 2000, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft.

   Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Recapitalization Mergers, however, the Company has substantial indebtedness and debt service obligations. As of December 31, 2000, the Company and its subsidiaries had approximately $124.3 million of total indebtedness outstanding and a stockholders' deficit of approximately $59.6 million. As of December 31, 2000, approximately $27 million of additional borrowing was available under the Company's New Credit Facility.

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

   The table below presents the principal amounts of debt (excluding capital lease obligations of $350,000), weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2000.

                                                          YEARS ENDED JUNE 30,
                                              --------------------------------------------                          FAIR
                                               2001     2002     2003     2004      2005    THEREAFTER   TOTAL      VALUE
                                              ------   ------   ------   -------   -------   --------   --------   -------
                                                                          (IN THOUSANDS)
Fixed rate debt ............................  $1,224   $1,112   $   66   $     4   $     4   $100,175   $102,585   $94,585(2)
Average interest rate.......................   10.70%   10.31%   10.13%    10.00%    10.00%     12.00%     12.00%    14.12%
Variable rate LIBOR debt(1).................  $1,500   $5,000   $6,000   $ 9,000   $     0   $      0   $ 21,500   $21,500
Weighted average current interest rate(1)...                                                                          8.47%

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

                                        Penhall International Corp.

Date: February 13, 2001                 /s/        John T. Sawyer
                                        --------------------------------------
                                                   John T. Sawyer
                                          Chairman of the Board, President and
                                                Chief Executive Officer