Form 10-Q
period 2001-03-31
PENHALL INTERNATIONAL CORP
filed 2001-05-14
CIK 1070772

 ===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS AND TITLE OF                      SHARES OUTSTANDING AS OF
             CAPITAL STOCK                               May 13, 2001
           ------------------                      ------------------------
      Common Stock, $.01 Par Value                        1,017,480

================================================================================

                           PENHALL INTERNATIONAL CORP.

                                      INDEX

                                                                                         Page No.
                                                                                         --------

Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and March 31, 2001..........        3

         Consolidated Statements of Operations for the three and nine month
           periods ended March 31, 2000 and 2001.....................................        4

         Consolidated Statements of Cash Flows for the nine month periods ended
           March 31, 2000 and 2001...................................................        5

         Notes to Consolidated Financial Statements.....................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................    16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................    19

Part II - Other Information

Items 1-5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................    19

       a)      Exhibits

               None

       b)      Reports on Form 8-K

               None

ITEM 1.  FINANCIAL INFORMATION

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                              MARCH 31,
                                                                                            JUNE 30,             2001
                                                                                              2000           (UNAUDITED)
                                                                                          -------------     -------------

                                             ASSETS
Current assets:
  Cash and cash equivalents ..........................................................    $   2,109,000     $   1,273,000
  Receivables:
             Contract and trade receivables ..........................................       31,834,000        27,151,000
             Contract retentions .....................................................        5,724,000         4,800,000
                                                                                          -------------     -------------
                                                                                             37,558,000        31,951,000
             Less allowance for doubtful receivables .................................        1,617,000         1,631,000
                                                                                          -------------     -------------
                      Net receivables ................................................       35,941,000        30,320,000

  Income taxes receivable ............................................................               --           753,000
  Costs and estimated earnings in excess of billings on uncompleted contracts ........        4,126,000         1,544,000
  Deferred tax assets ................................................................        2,318,000         2,318,000
  Inventories ........................................................................        1,741,000         1,747,000
  Prepaid expenses and other current assets ..........................................          916,000         1,393,000
                                                                                          -------------     -------------
                      Total current assets ...........................................       47,151,000        39,348,000

Property, plant and equipment, at cost:
  Land ...............................................................................        5,229,000         5,229,000
  Buildings and leasehold improvements ...............................................        8,135,000         9,347,000
  Construction and other equipment ...................................................      102,284,000       112,014,000
                                                                                          -------------     -------------
                                                                                            115,648,000       126,590,000
  Less accumulated depreciation and amortization .....................................       53,924,000        61,089,000
                                                                                          -------------     -------------
                      Net property, plant and equipment ..............................       61,724,000        65,501,000

Goodwill, net of accumulated amortization ............................................        7,566,000         7,420,000
Debt issuance costs, net of accumulated amortization .................................        4,946,000         4,283,000
Other assets, net ....................................................................          775,000           753,000
                                                                                          -------------     -------------
                                                                                          $ 122,162,000     $ 117,305,000
                                                                                          =============     =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt .............................................    $   4,649,000     $   5,578,000
  Current installments of notes payable to stockholders ..............................               --           163,000
  Trade accounts payable .............................................................       10,953,000         5,964,000
  Accrued liabilities ................................................................       14,045,000        11,426,000
  Income taxes payable ...............................................................          451,000                --
  Billings in excess of costs and estimated earnings on uncompleted contracts ........        2,635,000         1,204,000
                                                                                          -------------     -------------
                      Total current liabilities ......................................       32,733,000        24,335,000

Long-term debt, excluding current installments .......................................       20,586,000        20,532,000
Notes payable to stockholders, excluding current installments ........................               --           111,000
Senior notes .........................................................................      100,000,000       100,000,000
Deferred tax liabilities .............................................................        6,045,000         6,045,000
Senior Exchangeable Preferred Stock, redemption value $12,220,000 and
  $13,222,000 at June 30, 2000 and March 31, 2001, respectively. Authorized,
  issued and outstanding 10,000 shares at June 30, 2000 and March 31, 2001 ...........       12,220,000        13,222,000
Series A Preferred Stock, redemption value $13,365,000 and $14,735,000 at June
  30, 2000 and March 31, 2001, respectively. Authorized 25,000 shares; issued
  and outstanding 10,428 shares at June 30, 2000 and March 31, 2001 ..................       13,365,000        14,735,000

Stockholders' deficit:
  Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares;
    issued and outstanding 19,052 at June 30, 2000 and 18,711 shares at March 31, 2001       24,385,000        26,415,000
  Common stock, $.01 par value. Authorized 5,000,000 shares; issued and
    outstanding 1,012,513 at June 30, 2000 and 989,637 shares at March 31, 2001 ......           10,000            10,000
  Additional paid-in capital .........................................................        1,522,000         1,831,000
  Treasury stock, at cost, 6,014 common shares at June 30, 2000 and
    33,857 at March 31, 2001 .........................................................          (14,000)         (278,000)
  Accumulated deficit ................................................................      (88,690,000)      (89,653,000)
                                                                                          -------------     -------------
                      Total stockholders' deficit ....................................      (62,787,000)      (61,675,000)
  Commitments and contingencies ......................................................               --                --
                                                                                          -------------     -------------
                                                                                          $ 122,162,000     $ 117,305,000
                                                                                          =============     =============

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTH PERIODS                  NINE MONTH PERIODS
                                                                    ENDED MARCH 31,                     ENDED MARCH 31,
                                                             -----------------------------     -------------------------------
                                                                 2000             2001              2000              2001
                                                             ------------     ------------     -------------     -------------

Revenues .................................................   $ 37,643,000     $ 33,619,000     $ 128,268,000     $ 128,530,000
Cost of revenues .........................................     27,275,000       24,904,000        88,674,000        90,818,000
                                                             ------------     ------------     -------------     -------------
  Gross profit ...........................................     10,368,000        8,715,000        39,594,000        37,712,000
General and administrative expenses ......................      6,118,000        6,013,000        21,750,000        20,887,000
Other operating income, net ..............................        323,000          213,000           891,000         1,000,000
                                                             ------------     ------------     -------------     -------------
  Earnings before interest expense and income taxes ......      4,573,000        2,915,000        18,735,000        17,825,000
Interest expense .........................................      3,853,000        3,700,000        11,765,000        11,378,000
                                                             ------------     ------------     -------------     -------------
  Earnings(loss) before income taxes .....................        720,000         (785,000)        6,970,000         6,447,000
Income tax expense (benefit) .............................        294,000         (322,000)        2,857,000         2,644,000
                                                             ------------     ------------     -------------     -------------
Net earnings (loss) ......................................        426,000         (463,000)        4,113,000         3,803,000
                                                             ------------     ------------     -------------     -------------
Accretion of preferred stock to redemption value .........       (719,000)        (803,000)       (2,112,000)       (2,373,000)
Accrual of cumulative dividends on preferred stock .......       (750,000)        (739,000)       (2,170,000)       (2,395,000)
                                                             ------------     ------------     -------------     -------------
Net loss available to common stockholders ................   $ (1,043,000)    $ (2,005,000)    $    (169,000)    $    (965,000)
                                                             ============     ============     =============     =============
Loss per share:
  Basic and diluted ......................................   $      (1.04)    $      (1.97)    $        (.17)    $        (.95)
Weighted average number of shares outstanding:
  Basic and diluted ......................................      1,004,923        1,017,480           999,554         1,015,450


           See accompanying notes to consolidated financial statements

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTH PERIODS
                                                                                             ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2000             2001
                                                                                      ------------     ------------

Cash flows from operating activities:
  Net earnings ...................................................................    $  4,113,000     $  3,803,000
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization ................................................      10,744,000       12,046,000
    Amortization of debt issuance costs ..........................................         663,000          663,000
    Provision for doubtful accounts ..............................................         989,000           14,000
    Gain on sale of assets .......................................................        (215,000)        (282,000)
    Changes in assets and liabilities, net of effects of acquisitions:
      Receivables ................................................................         (50,000)       5,607,000
      Inventories, prepaid expenses and other assets .............................      (1,216,000)        (358,000)
      Costs and estimated earnings in excess of billings on uncompleted contracts          559,000        2,582,000
      Trade accounts payable, accrued liabilities and income taxes payable .......        (739,000)     (10,933,000)
      Billings in excess of costs and estimated earnings on uncompleted contracts         (454,000)      (1,431,000)
                                                                                      ------------     ------------
          Net cash provided by operating activities ..............................      14,394,000       11,711,000
                                                                                      ------------     ------------
Cash flows from investing activities:
  Proceeds from sale of assets ...................................................         691,000          795,000
  Capital expenditures ...........................................................     (13,985,000)     (13,298,000)
  Cash paid for acquisitions, representing assets ................................              --         (520,000)
                                                                                      ------------     ------------
          Net cash used in investing activities ..................................     (13,294,000)     (13,023,000)
                                                                                      ------------     ------------
Cash flows from financing activities:
  Borrowings under long-term debt ................................................      18,500,000       45,961,000
  Repayments of long-term debt ...................................................     (24,634,000)     (46,924,000)
  Book overdraft .................................................................       2,609,000        1,444,000
  Debt issuance costs ............................................................          (7,000)              --
  Proceeds from issuance of common stock .........................................         488,000          309,000
  Repurchase of common stock and Series B preferred stock ........................         (29,000)        (501,000)
  Issuance of Series B preferred stock ...........................................         523,000          187,000
                                                                                      ------------     ------------
          Net cash provided by (used in) financing activities ....................      (2,550,000)         476,000
                                                                                      ------------     ------------
          Net decrease in cash and cash equivalents ..............................      (1,450,000)        (836,000)
Cash and cash equivalents at beginning of period .................................       3,085,000        2,109,000
                                                                                      ------------     ------------
Cash and cash equivalents at end of period .......................................    $  1,635,000     $  1,273,000
                                                                                      ============     ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes .................................................................    $    215,000     $  3,847,000
                                                                                      ============     ============
    Interest .....................................................................    $ 14,196,000     $ 13,586,000
                                                                                      ============     ============

Supplemental disclosure of noncash investing and financing activities:
  Accrued liabilities related to the purchase of assets ..........................    $         --     $    480,000
                                                                                      ============     ============
  Borrowings related to the purchase of assets ...................................    $         --     $    675,000
                                                                                      ============     ============
  Borrowings related to capital leases and equipment financing agreements ........    $  1,667,000     $  1,130,000
                                                                                      ============     ============
  Accretion of preferred stock to redemption value ...............................    $  2,112,000     $  2,373,000
                                                                                      ============     ============
  Accrual of cumulative dividends on preferred stock .............................    $  2,170,000     $  2,395,000
                                                                                      ============     ============

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001
                                  (UNAUDITED)


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

     The accompanying unaudited consolidated financial statements of Penhall International Corp. ("Penhall" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2000.

LOSS PER SHARE

     Basic loss per share is computed by dividing adjusted net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential dilutive securities. There were no potential dilutive securities for the periods presented.

NEW ACCOUNTING PRONOUNCEMENT

     During the quarter ended March 31, 2001, the Company adopted Financial Accounting Standards Board ("FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The adoption of SFAS 133, as amended, had no effect on the Company's results of operations and financial position because the Company does not have any derivative instruments nor has the Company engaged in hedging activities.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)


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

(3)  ACQUISITIONS

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

     In March 2001, the Company purchased certain assets of H&P Sawing & Drilling for $579,000. The purchase price included $50,000 of covenants not to compete payable in equal installments through March 2006 and a seller unsecured carryback note of $529,000 at 9.0% interest, payable in annual installments of $193,000 through March 2003.

(4)  RELATED PARTY

     In connection with the repurchase of 27,843 shares of common stock and 487 shares of Series B Preferred stock in January 2001, the Company has a note payable with a balance of $274,000 due to a former officer. The note bears interest at 8.0% per annum and is payable in monthly principal and interest payments of $15,000 ending in October 2002.

(5)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries, (Penhall Rental Corp. and Penhall Company). The condensed consolidating financial information presents condensed financial statements as of June 30, 2000 and March 31, 2001 and for the three and nine month periods ended March 31, 2000 and 2001 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                           JUNE 30, 2000
                                        -------------------------------------------------------------------------------------
                                           PENHALL          PENHALL
                                        INTERNATIONAL        RENTAL           PENHALL
                                             CORP.            CORP.           COMPANY         ELIMINATIONS      CONSOLIDATED
                                        -------------     -------------     -------------     -------------     -------------

Assets
   Current assets:
      Receivables, net .............    $          --     $          --     $  35,941,000     $          --     $  35,941,000
      Inventories ..................               --                --         1,741,000                --         1,741,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts ......               --                --         4,126,000                --         4,126,000
      Intercompany assets ..........       41,702,000                --                --       (41,702,000)               --
      Other current assets .........          217,000         1,394,000         3,732,000                --         5,343,000
                                        -------------     -------------     -------------     -------------     -------------
        Total current assets .......       41,919,000         1,394,000        45,540,000       (41,702,000)       47,151,000
   Intercompany assets .............       10,000,000                --                --       (10,000,000)               --
   Net property, plant and equipment               --         8,882,000        52,842,000                --        61,724,000
   Other assets, net ...............        4,946,000                --         8,341,000                --        13,287,000
   Investment in parent ............               --         4,001,000                --        (4,001,000)               --
   Investment in subsidiaries ......       41,222,000                --                --       (41,222,000)               --
                                        -------------     -------------     -------------     -------------     -------------
                                        $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                        =============     =============     =============     =============     =============

Liabilities and Stockholders' Equity
   (Deficit):
   Current installments of long-term
      debt .........................    $   3,000,000     $       3,000     $   1,646,000     $          --     $   4,649,000
   Trade accounts payable ..........               --           103,000        10,850,000                --        10,953,000
   Accrued liabilities .............        5,066,000                --         8,979,000                --        14,045,000
   Income taxes payable ............          451,000                --                --                --           451,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts ........               --                --         2,635,000                --         2,635,000
   Intercompany liabilities ........        2,922,000        35,586,000         3,194,000       (41,702,000)               --
                                        -------------     -------------     -------------     -------------     -------------
        Total current liabilities ..       11,439,000        35,692,000        27,304,000       (41,702,000)       32,733,000
   Intercompany liabilities ........               --                --        10,000,000       (10,000,000)               --
   Long-term debt, excluding current
      installments .................       19,850,000           203,000           533,000                --        20,586,000
   Senior notes ....................      100,000,000                --                --                --       100,000,000
   Deferred tax liabilities ........               --          (540,000)        6,585,000                --         6,045,000
   Senior Exchangeable Preferred
     stock .........................       12,220,000                --                --                --        12,220,000
   Series A Preferred stock ........       13,365,000                --                --                --        13,365,000
   Stockholders' equity (deficit) ..      (58,787,000)      (21,078,000)       62,301,000       (45,223,000)      (62,787,000)
                                        -------------     -------------     -------------     -------------     -------------
                                        $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                        =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                 MARCH 31, 2001
                                             -------------------------------------------------------------------------------------
                                               PENHALL           PENHALL
                                             INTERNATIONAL        RENTAL            PENHALL
                                                 CORP.             CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                             -------------     -------------     -------------     -------------     -------------

Assets
  Current assets:
     Receivables, net .....................  $     752,000     $          --     $  30,321,000     $          --     $  31,073,000
     Inventories ..........................             --                --         1,747,000                --         1,747,000
     Costs and estimated earnings in excess
       of billings on uncompleted contracts             --                --         1,544,000                --         1,544,000
     Intercompany assets ..................     39,062,000                --                --       (39,062,000)               --
     Other current assets .................         59,000         1,171,000         3,754,000                --         4,984,000
                                             -------------     -------------     -------------     -------------     -------------
        Total current assets ..............     39,873,000         1,171,000        37,366,000       (39,062,000)       39,348,000
  Intercompany assets .....................             --                --                --                --                --
  Net property, plant and equipment .......             --         9,741,000        55,760,000                --        65,501,000
  Other assets, net .......................      4,283,000                --         8,173,000                --        12,456,000
  Investment in parent ....................             --         4,001,000                --        (4,001,000)               --
  Investment in subsidiaries ..............     51,841,000                --                --       (51,841,000)               --
                                             -------------     -------------     -------------     -------------     -------------
                                             $  95,997,000     $  14,913,000     $ 101,299,000     $ (94,904,000)    $ 117,305,000
                                             =============     =============     =============     =============     =============
Liabilities and Stockholders' Equity
 (Deficit)
  Current installments of long-term debt ..  $   4,663,000     $          --     $   1,078,000     $          --     $   5,741,000
  Trade accounts payable ..................             --            34,000         5,930,000                --         5,964,000
  Accrued liabilities .....................      2,130,000          (338,000)        9,634,000                --        11,426,000
  Income taxes payable ....................             --                --                --                --                --
  Billings in excess of costs and estimated
     earnings on uncompleted contracts ....             --                --         1,204,000                --         1,204,000
  Intercompany liabilities ................             --        36,179,000         2,883,000       (39,062,000)               --
                                             -------------     -------------     -------------     -------------     -------------
     Total current liabilities ............      6,793,000        35,875,000        20,729,000       (39,062,000)       24,335,000
  Long-term debt, excluding
     current installments .................     18,921,000           197,000         1,525,000                --        20,643,000
  Senior notes ............................    100,000,000                --                --                --       100,000,000
  Deferred tax liabilities ................             --          (540,000)        6,585,000                --         6,045,000
  Senior Exchangeable Preferred stock .....     13,222,000                --                --                --        13,222,000
  Series A Preferred stock ................     14,735,000                --                --                --        14,735,000
  Stockholders' equity (deficit) ..........    (57,674,000)      (20,619,000)       72,460,000       (55,842,000)      (61,675,000)
                                             -------------     -------------     -------------     -------------     -------------
                                             $  95,997,000     $  14,913,000     $ 101,299,000     $ (94,904,000)    $ 117,305,000
                                             =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                     THREE MONTH PERIOD ENDED MARCH 31, 2000
                                     -----------------------------------------------------------------------
                                        PENHALL       PENHALL
                                     INTERNATIONAL     RENTAL       PENHALL
                                         CORP.          CORP.       COMPANY      ELIMINATIONS   CONSOLIDATED
                                     -------------    --------    -----------    ------------   ------------

Revenues .........................    $        --     $320,000    $37,643,000    $  (320,000)    $37,643,000
Cost of revenues .................             --           --     27,275,000             --      27,275,000
                                      -----------     --------    -----------    -----------     -----------
   Gross profit ..................             --      320,000     10,368,000       (320,000)     10,368,000
General and administrative
   expenses ......................         74,000      109,000      6,255,000       (320,000)      6,118,000
Other operating income, net ......         17,000           --        306,000             --         323,000
Equity earnings in subsidiaries ..      2,669,000           --             --     (2,669,000)             --
                                      -----------     --------    -----------    -----------     -----------
   Earnings before interest
     expense and income taxes ....      2,612,000      211,000      4,419,000     (2,669,000)      4,573,000
Interest expense .................      3,747,000        1,000        105,000             --       3,853,000
                                      -----------     --------    -----------    -----------     -----------
   Earnings (loss) before income
     taxes .......................     (1,135,000)     210,000      4,314,000     (2,669,000)        720,000
Income tax expense (benefit) .....     (1,561,000)      86,000      1,769,000             --         294,000
                                      -----------     --------    -----------    -----------     -----------
Net earnings .....................    $   426,000     $124,000    $ 2,545,000    $(2,669,000)    $   426,000
                                      ===========     ========    ===========    ===========     ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                      THREE MONTH PERIOD ENDED MARCH 31, 2001
                                      -----------------------------------------------------------------------
                                        PENHALL       PENHALL
                                     INTERNATIONAL     RENTAL       PENHALL
                                         CORP.         CORP.        COMPANY      ELIMINATIONS    CONSOLIDATED
                                     -------------    --------    -----------    ------------    ------------
Revenues .........................    $        --     $371,000    $33,619,000    $  (371,000)    $ 33,619,000
Cost of revenues .................             --           --     24,904,000             --       24,904,000
                                      -----------     --------    -----------    -----------     ------------
   Gross profit ..................             --      371,000      8,715,000       (371,000)       8,715,000
General and administrative
    expenses .....................         94,000      120,000      6,170,000       (371,000)       6,013,000
Other operating income, net ......          2,000           --        211,000             --          213,000
Equity earnings in subsidiaries ..      1,765,000           --             --     (1,765,000)              --
                                      -----------     --------    -----------    -----------     ------------
   Earnings before interest
     expense and income taxes ....      1,673,000      251,000      2,756,000     (1,765,000)       2,915,000
Interest expense .................      3,685,000        1,000         14,000             --        3,700,000
                                      -----------     --------    -----------    -----------     ------------
   Earnings (loss) before
     income taxes ................     (2,012,000)     250,000      2,742,000     (1,765,000)        (785,000)
Income tax expense (benefit) .....     (1,549,000)     103,000      1,124,000             --         (322,000)
                                      -----------     --------    -----------    -----------     ------------
Net earnings (loss) ..............    $  (463,000)    $147,000    $ 1,618,000    $(1,765,000)    $   (463,000)
                                      ===========     ========    ===========    ===========     ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                       NINE MONTH PERIOD ENDED MARCH 31, 2000
                                     ---------------------------------------------------------------------------
                                        PENHALL        PENHALL
                                     INTERNATIONAL      RENTAL       PENHALL
                                         CORP.          CORP.        COMPANY       ELIMINATIONS     CONSOLIDATED
                                     -------------     --------    -----------     ------------     ------------

Revenues .........................    $         --     $958,000    $128,268,000    $   (958,000)    $128,268,000
Cost of revenues .................              --           --      88,674,000              --       88,674,000
                                      ------------     --------    ------------    ------------     ------------
   Gross profit ..................              --      958,000      39,594,000        (958,000)      39,594,000
General and administrative
     expenses ....................         345,000      340,000      22,023,000        (958,000)      21,750,000
Other operating income, net ......          61,000           --         830,000              --          891,000

Equity earnings in subsidiaries ..      10,987,000           --              --     (10,987,000)              --
                                      ------------     --------    ------------    ------------     ------------
   Earnings before interest
      expense and income taxes ...      10,703,000      618,000      18,401,000     (10,987,000)      18,735,000
Interest expense .................      11,368,000       28,000         369,000              --       11,765,000
                                      ------------     --------    ------------    ------------     ------------
   Earnings (loss) before income
     taxes .......................        (665,000)     590,000      18,032,000     (10,987,000)       6,970,000
Income tax expense (benefit) .....      (4,778,000)     242,000       7,393,000              --        2,857,000
                                      ------------     --------    ------------    ------------     ------------
Net earnings .....................    $  4,113,000     $348,000    $ 10,639,000    $(10,987,000)    $  4,113,000
                                      ============     ========    ============    ============     ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                         NINE MONTH PERIOD ENDED MARCH 31, 2001
                                     -----------------------------------------------------------------------------
                                        PENHALL        PENHALL
                                     INTERNATIONAL      RENTAL         PENHALL
                                         CORP.          CORP.          COMPANY       ELIMINATIONS     CONSOLIDATED
                                     -------------     --------      -----------     ------------     ------------
Revenues .........................    $         --     $1,138,000    $128,530,000    $ (1,138,000)    $128,530,000
Cost of revenues .................              --             --      90,818,000              --       90,818,000
                                      ------------     ----------    ------------    ------------     ------------
   Gross profit ..................              --      1,138,000      37,712,000      (1,138,000)      37,712,000
General and administrative
     expenses ....................         303,000        358,000      21,364,000      (1,138,000)      20,887,000
Other operating income, net ......           7,000             --         993,000              --        1,000,000
Equity earnings in subsidiaries ..      10,618,000             --              --     (10,618,000)              --
                                      ------------     ----------    ------------    ------------     ------------
   Earnings before interest
      expense and income taxes ...      10,322,000        780,000      17,341,000     (10,618,000)      17,825,000
Interest expense .................      11,255,000          1,000         122,000              --       11,378,000
                                      ------------     ----------    ------------    ------------     ------------
   Earnings (loss) before
     income taxes ................        (933,000)       779,000      17,219,000     (10,618,000)       6,447,000
Income tax expense (benefit) .....      (4,736,000)       320,000       7,060,000              --        2,644,000
                                      ------------     ----------    ------------    ------------     ------------
Net earnings .....................    $  3,803,000     $  459,000    $ 10,159,000    $(10,618,000)    $  3,803,000
                                      ============     ==========    ============    ============     ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                                   NINE MONTH PERIOD ENDED MARCH 31, 2000
                                            ---------------------------------------------------------------------------------
                                               PENHALL          PENHALL
                                            INTERNATIONAL        RENTAL          PENHALL
                                                 CORP.           CORP.           COMPANY        ELIMINATIONS     CONSOLIDATED
                                            -------------     ------------     ------------     ------------     ------------

Net cash provided by (used in)
  operating activities ..................    $ (6,766,000)    $    469,000     $ 20,691,000     $         --     $ 14,394,000
                                             ------------     ------------     ------------     ------------     ------------
Cash flows from investing activities:
  Proceeds from sale of assets ..........              --               --          691,000               --          691,000
  Capital expenditures ..................              --                       (13,985,000)              --      (13,985,000)
                                             ------------     ------------     ------------     ------------     ------------
         Net cash used in investing
           activities ...................              --                       (13,294,000)              --      (13,294,000)
                                             ------------     ------------     ------------     ------------     ------------
Cash flows from financing activities:
  Due to (from) affiliates ..............      11,141,000       (1,101,000)     (10,040,000)              --               --
  Borrowings under long-term debt .......      18,500,000               --               --               --       18,500,000
  Repayments of long-term debt ..........     (23,850,000)          (8,000)        (776,000)              --      (24,634,000)
  Book overdraft ........................              --               --        2,609,000               --        2,609,000
  Debt issuance costs ...................          (7,000)              --               --               --           (7,000)
  Proceeds from issuance of common
    stock ...............................         488,000               --               --               --          488,000
  Repurchase of common stock and
    Series B preferred stock ............         (29,000)              --               --               --          (29,000)

  Issuance of Series B preferred stock ..         523,000               --               --               --          523,000
                                             ------------     ------------     ------------     ------------     ------------
         Net cash provided by (used in)
           financing activities .........       6,766,000       (1,109,000)      (8,207,000)              --       (2,550,000)
                                             ------------     ------------     ------------     ------------     ------------
         Net decrease in cash and
           cash equivalents .............              --         (640,000)        (810,000)              --       (1,450,000)
Cash and cash equivalents at
  beginning of period ...................              --        1,853,000        1,232,000               --        3,085,000
                                             ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents at
  end of period .........................    $         --     $  1,213,000     $    422,000     $         --     $  1,635,000
                                             ============     ============     ============     ============     ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                                    NINE MONTH PERIOD ENDED MARCH 31, 2001
                                             -------------------------------------------------------------------------------
                                                 PENHALL         PENHALL
                                              INTERNATIONAL       RENTAL          PENHALL
                                                  CORP.            CORP.          COMPANY        ELIMINATIONS   CONSOLIDATED
                                              -------------     -----------     ------------     ------------   ------------

Net cash provided by (used in)
   operating activities ...................    $(9,030,000)     $   385,000     $ 20,356,000     $        --    $ 11,711,000
                                               ------------     -----------     ------------     -----------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets ............              --              --          795,000              --         795,000
  Capital expenditures ....................              --      (1,175,000)     (12,123,000)             --     (13,298,000)
  Acquisition of assets ...................              --              --         (520,000)             --        (520,000)
                                               ------------     -----------     ------------     -----------    ------------
         Net cash used in
            investing activities ..........              --      (1,175,000)     (11,848,000)             --     (13,023,000)
                                               ------------     -----------     ------------     -----------    ------------
Cash flows from financing activities:
  Due to (from) affiliates ................       8,514,000         594,000       (9,108,000)             --              --
  Borrowings under long-term debt .........      45,961,000              --               --              --      45,961,000
  Repayments of long-term debt ............     (45,540,000)         (9,000)      (1,375,000)             --     (46,924,000)
  Book overdraft ..........................              --              --        1,444,000              --       1,444,000
  Proceeds from issuance of common stock ..         309,000              --               --              --         309,000
  Repurchase of common stock and Series B
      preferred stock .....................        (501,000)             --               --              --        (501,000)
  Issuance of Series B preferred stock ....         187,000              --               --              --         187,000
                                               ------------     -----------     ------------     -----------    ------------
         Net cash provided by (used in)
            financing activities ..........       8,930,000         585,000       (9,039,000)             --         476,000
                                               ------------     -----------     ------------     -----------    ------------
         Net decrease in cash
            and cash equivalents ..........        (100,000)       (205,000)        (531,000)             --        (836,000)
Cash and cash equivalents at
    beginning of period ...................         100,000       1,370,000          639,000              --       2,109,000
                                               ------------     -----------     ------------     -----------    ------------
Cash and cash equivalents at
    end of period .........................    $         --     $ 1,165,000     $    108,000     $        --    $  1,273,000
                                               ============     ===========     ============     ===========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of Penhall International Corp. (Penhall) should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in this quarterly report on Form 10-Q and the Company's audited consolidated financial statements and footnotes thereto included in the annual report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected ten strategic acquisitions, including Concrete Coring Company, an Austin-based company acquired in 1995, Zig Zag Company, a Denver-based company acquired in 1996, Metro Concrete Cutting, an Atlanta-based company acquired in 1996, Highway Services, a Minnesota-based company acquired in April 1998, Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998, Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998, Diamond Concrete Services, an Alabama-based company acquired in April 1999, Prospect Drilling and Sawing, a Minneapolis-based company acquired in June 1999, Advance Concrete Sawing & Drilling, Inc., a Bakersfield, California-based company purchased in September 2000 and H&P Sawing & Drilling, a Kansas City, Missouri based company acquired in March of 2001. During the same period, Penhall established operations in nine new markets by opening offices in Las Vegas, Salt Lake City, Portland, Dallas, Richmond, Fresno, Buffalo, Reno, and Seattle.

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

                                   THREE MONTH PERIODS ENDED                    NINE MONTH PERIODS ENDED
                                           MARCH 31,                                  MARCH 31,
                             -------------------------------------     ---------------------------------------
                                    2000                 2001                  2000                 2001
                             ----------------     ----------------     -----------------     -----------------
                                        % OF                 % OF                  % OF                  % OF
                                $       TOTAL        $       TOTAL        $        TOTAL        $        TOTAL
                             -------    -----     -------    -----     --------    -----     --------    -----
                                      (DOLLARS IN THOUSANDS)                     (DOLLARS IN THOUSANDS)

Operated Equipment Rental
  Services ..............    $27,088     72.0%    $25,744     76.6%    $ 89,013     69.4%    $ 93,182     72.5%

Contract Services(1) ....     10,555     28.0%      7,875     23.4%      39,255     30.6%      35,348     27.5%
                             -------    -----     -------    -----     --------    -----     --------    -----
    Total Revenues ......    $37,643    100.0%    $33,619    100.0%    $128,268    100.0%    $128,530    100.0%
                             =======    =====     =======    =====     ========    =====     ========    =====

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

     The principal components of Penhall's operating costs include the cost of labor, equipment rental fleet maintenance costs including parts and service, equipment rental fleet depreciation, insurance and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, Penhall utilizes a range of periods over which it depreciates its equipment on a straight-line basis. On average, Penhall depreciates its equipment over an estimated useful life of nine years with a 10% residual value.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues. Revenues for the three months ended March 31, 2001 ("Interim 2001") were $33.6 million, a decrease of 4.0 million or 10.7% as compared to the three months ended March 31, 2000 ("Interim 2000"). The decrease in revenue resulted primarily from adverse weather conditions in many of the areas the Company operates, particularly the Southwestern region of the United States during Interim 2001.

     Gross Profit. Gross profit totaled $8.7 million in Interim 2001, a decrease of $1.7 million or 15.9% from Interim 2000. The decrease in gross profit is partially the result of lower revenues in Interim 2001. Additionally, gross profit as a percentage of revenues decreased from 27.5% in Interim 2000 to 25.9% in Interim 2001. The decrease in gross profit as a percentage of revenues was due to increased competition in several of the Company's markets during Interim 2001, an increase in direct labor salaries and an increased use of subcontractors. The increased use of subcontractors resulted from several contracts performed by the Company as the prime contractor. The Company performs as both a prime contractor and a subcontractor. The mix of work performed varies from quarter to quarter based upon opportunities available and is not necessarily indicative of the future mix of revenues.

     General and Administrative Expenses. General and administrative expenses remained relatively constant, only decreasing 1.7% from $6.1 million in Interim 2000 to $6.0 million in Interim 2001. As a percent of revenues, general and administrative expenses increased from 16.3% in Interim 2000 to 17.9% in Interim 2001. The increase in general and administrative expense as a percentage of revenues in Interim 2001 is due to general and administrative costs over the short run being fixed in nature and do not fluctuate in relationship to revenues.

     Interest Expense. Interest expense decreased by $0.2 million or 4.0% from Interim 2000 to Interim 2001. The small decrease in interest expense is attributable to a reduction in borrowing offset by higher interest rates in Interim 2001.

     Income Tax Expense (Benefit). The Company recorded an income tax benefit of $0.3 million, or 41.0% of loss before income taxes in Interim 2001, compared to an income tax provision of $0.3 million, or 41.0% of earnings before income taxes in Interim 2000.

     Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31,
2000

     Revenues. Revenues for the nine months ended March 31, 2001 ("Interim 2001") were $128.5 million, an increase of $0.3 million or 0.2% over the nine months ended March 31, 2000 ("Interim 2000"). The modest revenue growth was due primarily to growth in operated equipment rental services performed partially offset by reductions in contract services. The decrease in revenues for fixed-price contracts is attributable to increased competition, delays by various state Department of Transportation agencies in releasing new contracts and adverse weather conditions in many of the areas the Company operates, particularly the Southwestern region of the United States.

     Gross Profit. Gross profit totaled $37.7 million in Interim 2001, a decrease of $1.9 million or 4.8% from Interim 2000. Gross profit as a percentage of revenues decreased from 30.9% in Interim 2000 to 29.3% in Interim 2001. The decrease in gross profit as a percentage of revenues was due to increased competition in several Company markets during Interim 2001 resulting in slightly lower revenues and an increase in subcontract costs. The Company divisions most impacted by increased competition were the markets served by Highway Services and offices located in the southwest and southern regions of the United States.

     General and Administrative Expenses. General and administrative expenses of $20.9 million in Interim 2001 were $0.9 million or 4.0% lower than Interim 2000. As a percent of revenues, general and administrative expenses were 17.0% in Interim 2000 and 16.3% in Interim 2001. The decrease in general and administrative expenses in Interim 2001, both in terms of dollars and as a percentage of revenues, is primarily attributable to decreases in legal and bad debt expenses of $0.2 and $1.4 million, respectively which are offset by an increase in salaries and related expenses of $0.7 million.

     Interest Expense. Interest expense was $11.4 million in Interim 2001 compared to $11.8 million in Interim 2000. The $0.4 million or 3.3% decrease in interest expense in Interim 2001 is attributable to lower borrowings partially offset by higher interest rates in Interim 2001.

     Income Tax Expense. The Company recorded an income tax provision of $2.6 million, or 41% of earnings before income taxes, in Interim 2001 compared to an income tax provision of $2.9 million or 41% of earnings before income taxes in Interim 2000.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Credit Facility. The Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the Credit Facility) is less than 4.95 to 1.0, 50% of such Excess Cash Flow.

             SUMMARY CASH FLOW DATA FOR THE
             NINE MONTHS ENDED MARCH 31,              2000             2001
             ------------------------------        -----------     -----------

             Cash and cash equivalents               1,635,000       1,273,000

             Net cash provided by (used in):

                  Operating activities              14,394,000      11,711,000

                  Investing activities             (13,294,000)    (13,023,000)

                  Financing activities              (2,550,000)        476,000

             Capital expenditures                   13,985,000      13,298,000

     Cash provided by operating activities during Interim 2001 decreased by $2.7 million to $11.7 million compared to Interim 2000. Changes in the cash from operating activities primarily reflect net earnings plus seasonal variations in accounts based on the amount, type, and progress of work being performed, as well as timing of receipts and disbursements.

     Cash used in investing activities for Interim 2001 decreased by $0.3 million to $13.0 million as compared to Interim 2000. This is due to a $0.7 million reduction in capital expenditures offset by $0.5 million of acquisitions during Interim 2001. Management estimates that the Company's annual capital expenditures will be approximately $18.0 million for fiscal 2001, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

     Net cash from financing activities in Interim 2001 increased by $3.0 million to $0.5 million as compared to Interim 2000. In Interim 2001 and 2000, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft.

     Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Recapitalization Mergers, however, the Company has substantial indebtedness and debt service obligations. As of March 31, 2001, the Company and its subsidiaries had approximately $126.4 million of total indebtedness outstanding and a stockholders' deficit of approximately $61.7 million. As of March 31, 2001, approximately $24.4 million of additional borrowing was available under the Company's Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The table below presents the principal amounts of debt (excluding capital lease obligations of $118,000), weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2001.

                                              YEARS ENDED JUNE 30,
                                 ------------------------------------------------
                                                                                                                 FAIR
                                 2001      2002       2003       2004       2005     THEREAFTER     TOTAL        VALUE
                                 ----     ------     ------     -------     -----    ----------    --------     --------
                                                              (IN THOUSANDS)

Fixed rate debt ..............   $748     $1,490     $  528     $     4     $   4     $100,182     $102,956     $101,456(2)
Average interest rate ........   5.63%      5.39%      8.37%      10.00%    10.00%       12.00%       11.84%       12.39%
Variable rate LIBOR debt(1) ..   $750     $5,000     $6,000     $11,560     $   0     $      0     $ 23,310     $ 23,310
Weighted average current
  interest rate(1)............                                                                                      8.47%

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

                                             Penhall International Corp.

Date: May 13, 2001                           /s/ JOHN T. SAWYER
                                             -----------------------------------
                                                 John T. Sawyer
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer