Form 10-K405
period 2001-06-30
PENHALL INTERNATIONAL CORP
filed 2001-09-27
CIK 1070772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the year ended June 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        Commission File Number 333-64745
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of June 30, 2001, there were 983,307 shares of the registrant's common stock outstanding, all of which were owned by affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Penhall consists of Penhall International Corporation, an Arizona Corporation, and two wholly owned subsidiaries, Penhall Company and Penhall Rental Corporation, both California Corporations. Penhall Company has two wholly owned subsidiaries, Penhall Investments, a California Corporation, and Penhall Leasing, a California single member limited liability company (collectively Penhall International Corporation and the four subsidiaries are the "Company" or "Penhall").

    Penhall was founded in 1957 and is one of the largest operated equipment rental providers in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators on an hourly or fixed-price quote basis ("Operated Equipment Rental Services") to serve construction, industrial, manufacturing, governmental and residential customers. In addition, Penhall complements its Operated Equipment Rental Services by providing the same type of services on a fixed-price contract basis for long-term projects. Penhall employs over 800 skilled operators and has 747 units in its diverse operated equipment rental fleet, which includes a broad selection of equipment ranging from smaller items such as diamond abrasive saws and coring units, to large equipment such as backhoes, excavators, water trucks and concrete grinders. Penhall provides its services from 37 locations in 17 states, with a presence in some of the fastest growing states in terms of construction spending and population growth, including its primary market, California, as well as other strategic markets including Arizona, Colorado, Nevada, Texas, Georgia, North and South Carolina, Oregon, New York and Utah. Penhall has a diverse base of over 14,000 customers. With the exception of the California Department of Transportation (which represents less than 6% of total revenue in fiscal 2001), no one customer has accounted for more than 5% of its total revenue in any of the past five fiscal years. Penhall has a reputation for high quality service, which results in a high degree of customer loyalty, and management believes that a significant percent of its revenues are derived through repeat business from existing customers. Penhall has increased its revenues from $74.9 million in fiscal 1996 to $175.8 million in fiscal 2001 through 1) increased rental fleet utilization, 2) increasing its rental equipment fleet, 3) acquisitions, and 4) opening of new offices.

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

    The operated equipment rental industry is a specialized niche segment of the highly fragmented United States equipment rental industry. As of June 30, 2001, there were an estimated 17,000 equipment rental companies in the United States, and no single company represented more than 7% of total market revenues in 1999. According to industry sources, the United States equipment rental industry grew from approximately $600 million in revenues in 1982 to an estimated $28 billion in 1999, representing an approximate Compounded Annual Growth Rate (CAGR) of 25.4%. Management believes that the operated equipment rental industry has grown at a similar rate during this period. This growth has been driven primarily by construction spending and continued outsourcing of equipment needs by construction and industrial companies. While customers traditionally have rented equipment for specific purposes such as supplementing capacity during peak periods and in connection with special projects, customers are increasingly looking to rental operators to provide an ongoing, comprehensive supply of equipment, enabling such customers to benefit from the economic advantages and convenience of rental. The Highway Transportation Bill was approved by the President of the United States in June 1998, which calls for a $218 billion increase in national spending on highways and mass transit over six years from date of approval and an approximate increase of 58% in Penhall markets overall on a non-weighted average basis.

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


EQUIPMENT RENTAL FLEET

    Penhall owns and operates a well-maintained fleet of 747 units of operated equipment, including excavators, stompers, backhoes, compressors, "bobcats," crushing equipment, saws, drills and grinding and grooving equipment. Penhall also carries state-of-the-art manually-operated and remote-controlled breakers, which provide access to contaminated, hazardous or limited access areas and which have been used for hazardous projects such as the demolition of decommissioned nuclear power plants. The Company employs skilled operators, including trainees, for each piece of equipment it operates. The following table is a summary of Penhall's operated equipment rental fleet as of June 30, 2001:

DESCRIPTION                                                               QUANTITY
-----------                                                               --------
Diamonds ..............................................................      408
Compressors ...........................................................      108
Excavators ............................................................       33
Grinders ..............................................................       19
Backhoes ..............................................................       48
Bobcats ...............................................................       58
Tankers ...............................................................       26
Stompers ..............................................................       10
Loaders ...............................................................        3
Miscellaneous .........................................................       34
                                                                             ---
Total Units ...........................................................      747
                                                                             ===

    In addition to its 747-unit operated equipment rental fleet, Penhall maintains an inventory of approximately 552 Bare Equipment Rentals, which are rented out on an hourly, daily, weekly or monthly basis without skilled operators. Bare Equipment Rentals include personnel lifts, forklifts, front-end loaders and light towers. Each Penhall location has it's own shop and repair and maintenance staff that routinely maintains and repairs the equipment rental fleet.

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

    Other Services:

    - Breaking. Breaking is the use of manually-operated or, in hostile environments, remotely-controlled high-energy hydraulic breaking equipment to remove concrete. This service was most visibly utilized by Penhall in the removal of large sections of the Nimitz Freeway in Oakland, California, following the 1989 earthquake, and in the removal of damaged freeway bridges and overpasses in southern California following the 1994 earthquake. Breaking equipment is more commonly used in less dramatic settings, such as interior renovation of industrial buildings to adapt them to a new use, and in removal of existing structures in preparation for redevelopment of the real estate. The Company has designed and used remotely-controlled breakers for modification and removal of facilities contaminated with radioactive material, such as nuclear power stations and development laboratories. Penhall is completing services in connection with a large-scale project in Salt Lake City which calls for the breaking and removal of approximately 115 highway overpasses on U.S. Interstate 15 in order to widen the Interstate in preparation for the 2002 Olympic Games.

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

    Penhall's services are made available to customers through its 37 regional locations. Penhall maintains a basic equipment rental fleet and operators at each of its 37 locations. If necessary, equipment can be shipped from any of Penhall's locations to projects at remote sites. Rental fees for Penhall's equipment range from $77 to $430 per hour and encompass both the equipment and the operator's time.

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

    Historically, Penhall rented its equipment only in conjunction with the services of a Penhall employee as the operator. However, in 1996, Penhall started operating rental yards and offering Bare Equipment Rentals, or renting equipment without operators. To date, such Bare Equipment Rentals have not yet constituted a significant part of Penhall's revenues.

    Contract pricing utilizes the same equipment and services provided through its Operated Equipment Rental Services; however, these services involve longer duration assignments lasting from a few days to several years and may generates revenues of between $7,500 and $10,000,000. Services provided on this basis include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. Fixed-price contract projects typically use multiple types of equipment concurrently and require a Penhall supervisor to coordinate the safe and efficient function of Penhall's workmen and equipment. For fixed-price contract projects, Penhall typically employs the use of its Operated Equipment Rental Services as well as outside rental equipment and sub-contractors. Although Penhall has obtained contractor's licenses in 26 states (not including 24 states, which do not require licensing), it typically provides its services in the capacity of a subcontractor under prime or general contracts in approximately half of its fixed-price contract projects.

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

SALES AND MARKETING

    Penhall maintains a sales and estimating force of approximately 120 people, with at least two salespersons based at each of Penhall's operating locations calling on both new and existing customers. These salespeople provide estimates and prepare bids for projects. Management believes that its fixed-price contract services serve as a unique marketing tool for its Operated Equipment Rental Services and help to increase the utilization of Penhall's operated equipment rental fleet. Penhall also regularly participates in industry trade shows and conferences, and advertises in trade journals.

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

CUSTOMERS

    Most of Penhall's customers consist of highway, airport and building general contractors and subcontractors, and Federal, state and municipal agencies in various construction, industrial, manufacturing, governmental and residential markets. Some of Penhall's major customers include the California Department of Transportation, Wasatch Constructors, Turner Construction, C.W. Matthews Contracting, Peterson-Chase, and Denver International Airport. During fiscal 2001, Penhall served over 11,000 customers and, with the exception of the California Department of Transportation, no one customer has accounted for more than 3% of Penhall's revenues. Management believes that a significant percent of Penhall's revenues represented repeat business from existing customers.

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

    Competitive factors in the operated equipment rental industry include breadth of product lines, the availability of equipment and skilled operators, the condition of equipment, service, name recognition, proximity to customers and price. Penhall believes that it is able to successfully compete in the markets that it serves because of its reputation and large fleet of equipment. In addition, certain of the services provided by Penhall, such as diamond saw cutting services, are highly specialized and therefore not widely available; the market for these services therefore tends to be somewhat less competitive. Management does not believe that Penhall faces any significant competitor on a national scale, as the operated equipment rental industry is characterized primarily by local providers offering a limited array of services.

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

LABOR RELATIONS

    As of June 30, 2001 Penhall Company had approximately 1,500 full-time employees. The Company also hires, on an as-needed basis, equipment operators when work in progress necessitates additional personnel.

    Approximately, 600 of Penhall's employees are represented by various labor unions. The Company's unionized work force is divided into approximately 25 certified or lawfully recognized bargaining units.

    With the exception of three agreements, all agreements expiring during Fiscal 2001 have been renewed or extended. Of the three pending agreements, two represent two or less employees. It is anticipated that all three agreements will be renewed without any disruption to operations. There are nine agreements expiring during fiscal 2002, one in August 2001, four expire in May 2002 and four expire in June 2002. No discussions have begun on those agreements. There is no reason to believe that any expiration will have a material effect on Fiscal 2002 operations. There are currently no unfair labor practice charges pending against Penhall either before the National Labor Relations' Board or the courts.

ITEM 2. PROPERTIES

    Penhall is headquartered in Anaheim, California. As of June 30, 2001 Penhall owned or leased 37 facilities which are used for equipment yards and accompanying office space. The following table sets forth the location and square footage of each of such facilities.

LOCATION                                         APPROX. SQUARE FEET
--------                                         -------------------
Anaheim, California .........................          18,300
Gardena, California .........................           3,850
Camarillo, California .......................           3,600
San Leandro, California .....................           6,000
Sacramento, California ......................           8,000
San Diego, California .......................           5,600
Riverside, California (1) ...................           9,000
Santa Clara, California (1) .................           9,950
Irvine, California (1) ......................           9,500
Bakersfield, California (1) .................           5,000
Burbank, California .........................           6,200
Phoenix, Arizona ............................          12,900
Austin, Texas ...............................           6,100
Grapevine, Texas (1) ........................          11,000
Denver, Colorado ............................          15,100
Austell, Georgia (1) ........................           8,000
Las Vegas, Nevada ...........................          11,000
Portland, Oregon (1) ........................          24,000
Salt Lake City, Utah (1) ....................          10,500
Rogers, Minnesota (1) .......................          11,000
Birmingham, Alabama (1) .....................           2,000
Golden Valley, Minnesota (1) ................          24,000
Superior, Wisconsin (1) .....................           4,000
Morrisville, North Carolina (1) .............          15,000
Charlotte, North Carolina (1) ...............           6,000
Greensboro, North Carolina (1) ..............           5,000
Wilmington, North Carolina (1) ..............           2,000
Greenville, South Carolina (1) ..............           3,500
Columbia, South Carolina (1) ................           3,500
Charleston, South Carolina (1) ..............           6,500
Buffalo, New York (1) .......................           3,000
Kansas City, Missouri (1) ...................           5,000

LOCATION                                         APPROX. SQUARE FEET
--------                                         -------------------
Seattle, Washington (1) .....................          2,000
Fresno, California (1) ......................          4,500
Richmond, Virginia (1) ......................          1,000
Reno, Nevada (1) ............................            900
Tucson, Arizona (1) .........................          1,500

----------

(1) Leased property.

    Penhall presently leases 26 sites in 17 states (collectively, the "Leased Sites"). The average remaining term of the leases under which the Leased Sites are held (collectively, the "Real Property Leases") is approximately 5 years (assuming the exercise of all option periods). The Real Property Leases for the following four Leased Sites have remaining terms of less than three years: (i) Santa Clara, California - October 31, 2002, (ii) Columbia, South Carolina - October 31, 2001 (iii) Buffalo, New York - November 30, 2003 and (iv) Greenville, South Carolina - month to month.

ITEM 3. LEGAL PROCEEDINGS

    Penhall is from time to time involved in legal proceedings arising in the ordinary course of business. Penhall believes there is no outstanding litigation, which could have a material impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2001.

    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company did not pay any dividends in fiscal 2000 or 2001. The Indenture contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, create liens, make certain asset dispositions and merge or consolidate with, or transfer substantially all of it's assets to another person, or engage in certain change of control transactions. As part of the Recapitalization, the Issuer issued the Existing Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. In December 1998, the Company filed a registration statement and the Existing Notes were exchanged for registered debt. As part of the Recapitalization, the Company became the successor obligor under the Existing Notes. See "Business -- the Reorganization".

ITEM 6. SELECTED FINANCIAL DATA

                                                                        FISCAL YEAR ENDED JUNE 30,
                                           ---------------------------------------------------------------------------------------
                                              1997               1998               1999               2000               2001
                                           -----------        -----------        -----------        -----------        -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues ............................      $    95,298        $   101,170        $   143,446        $   173,060        $   175,769
Cost of revenues ....................           68,541             72,395            101,389            119,854            123,868
                                           -----------        -----------        -----------        -----------        -----------
Gross profit ........................           26,757             28,775             42,057             53,206             51,901
General and administrative
  expenses ..........................           16,953             18,673             32,570             28,474             28,887
Reorganization expenses .............               --              1,207              3,501                 43                 --
Other compensation ..................               --              3,271                 --                 --                 --
Other operating income ..............              871                644              1,121              1,228              1,408
                                           -----------        -----------        -----------        -----------        -----------
Earnings before interest
  expense and income taxes ..........           10,675              6,268              7,107             25,917             24,422
Interest expense ....................              811              1,036             14,334             15,591             15,263
                                           -----------        -----------        -----------        -----------        -----------
Earnings (loss) before
  income taxes ......................            9,864              5,232             (7,227)            10,326              9,159
Income tax expense (benefit) ........            4,407              2,531             (1,388)             4,376              3,900
                                           -----------        -----------        -----------        -----------        -----------
Net earnings (loss) .................            5,457              2,701             (5,839)             5,950              5,259
Accretion of preferred stock to
  redemption value ..................               --                 --             (2,304)            (2,854)            (3,207)
Accrual of cumulative dividends
  on preferred stock ................               --                 --             (2,323)            (2,946)            (3,263)
                                           -----------        -----------        -----------        -----------        -----------
Net earnings (loss) available to
  common stockholders ...............      $     5,457        $     2,701        $   (10,466)       $       150        $    (1,211)
                                           ===========        ===========        ===========        ===========        ===========
EARNINGS (LOSS) PER SHARE:
   Basic ............................      $      1.29        $       .63        $     (8.16)       $       .15        $     (1.22)
   Diluted ..........................             1.27                .62              (8.16)       $       .15        $     (1.22)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
   Basic ............................        4,232,585          4,277,888          1,282,996          1,000,953            995,747
   Diluted ..........................        4,305,608          4,355,303          1,282,996          1,000,953            995,747
OTHER DATA:
Adjusted EBITDA (1) .................      $    19,565        $    20,931        $    31,129        $    40,481        $    40,676
Adjusted EBITDA margin (2) ..........             20.5%              20.7%              21.7%              23.4%              23.1%
Net cash provided by (used in)
  operating activities ..............      $     8,562        $    16,628        $      (487)       $    20,282        $    15,732
Net cash used in investing activities      $   (15,086)       $   (17,047)       $   (21,188)       $   (17,228)       $   (17,697)
Net cash provided by (used in)
  financing activities ..............      $     6,263        $       (23)       $    24,526        $    (4,030)       $       886
Depreciation and amortization .......      $     6,878        $     8,870        $    11,652        $    14,521        $    16,254
Capital expenditures ................      $    16,089        $    12,287        $    14,456        $    18,093        $    18,469
Units of operated equipment rentals
  At end of period ..................              420                497                623                664                747
Number of locations at end of period                21                 22                 32                 31                 37
Ratio of earnings to fixed
  charges (3) .......................            11.4x               5.3x                .5x               1.7x               1.6x
CONSOLIDATED BALANCE SHEET DATA AT
PERIOD END:
Total assets ........................      $    69,833        $    88,323        $   114,163        $   122,162        $   126,962
Long-term obligations, including
  current maturities ................           14,111             18,564            131,324            125,235            125,208
Stockholders' equity (deficit) ......           39,253             43,606            (66,965)           (62,787)           (61,075)

----------

(1) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude stock-related compensation expense, reorganization costs and other compensation (for discussion of the Company's stock-related compensation expense and reorganization costs and other compensation, see notes 8 and 1, respectively, to the Company's consolidated financial statements). Adjusted EBITDA is presented because Management believes it provides useful information regarding a company's ability to incur and/or service debt. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.

    The following chart depicts the components of Adjusted EBITDA:

                                                            FISCAL YEAR ENDED JUNE 30,
                                        -----------------------------------------------------------------
                                          1997          1998          1999           2000          2001
                                        --------      --------      --------       --------      --------
Net earnings (loss) ..............      $  5,457      $  2,701      $ (5,839)      $  5,950      $  5,259
Interest expense .................           811         1,036        14,334         15,591        15,263
Income tax expense (benefit) .....         4,407         2,531        (1,388)         4,376         3,900
Depreciation and amortization ....         6,878         8,870        11,652         14,521        16,254
Stock related compensation expense         2,012         1,315         8,869             --            --
Reorganization costs .............            --         1,207         3,501             43            --
Other compensation ...............            --         3,271            --             --            --
                                        --------      --------      --------       --------      --------
       Adjusted EBITDA ...........      $ 19,565      $ 20,931      $ 31,129       $ 40,481      $ 40,676
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

GENERAL

    Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its Operated Equipment Rental Services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 37 locations in 17 states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

    From fiscal 1997 to fiscal 2001, revenue and Adjusted EBITDA have grown at a CAGR of 16.5% and 20.1%, respectively, due primarily to management's successful implementation of a strategy focused on (i) maximizing high-margin Operated Equipment Rental Services revenues through increased equipment rental fleet utilization, (ii) controlling overhead and (iii) successfully integrating Penhall's acquisitions and start-up locations.

    The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1994, Penhall has effected nine strategic acquisitions, including:

    1.  Concrete Coring Company, an Austin-based company acquired in 1995,

    2.  Zig Zag Company, a Denver-based firm acquired in 1996,

    3.  Metro Concrete Cutting, an Atlanta-based company acquired in 1996,

    4.  HSI, a Minnesota-based firm acquired in April 1998,

    5. Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998,

    6. Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998,

    7. Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

    8. Advance Concrete Sawing and Drilling, Inc., a Bakersfield, California-based company acquired in September 2000 and

    9. H&P Sawing and Drilling, A Kansas City, Missouri-based Company acquired in March 2001.

    During the same period, Penhall established operations in nine new markets by opening offices in Las Vegas, Salt Lake City, Portland, Dallas, Richmond, Fresno, Buffalo, Reno, and Seattle.

    Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall's Operated Equipment Rental Services are provided primarily under hourly rentals, which are complemented by long-term fixed-price contracts. During fiscal 2001, approximately 48.8% of Penhall's revenues were derived from highway-related projects, approximately 23.6% of revenues were generated from municipal-related projects such as road construction and airport construction and the remainder of revenues were generated from commercial, residential and other projects. The following table shows the breakdown of the components of revenue for the periods indicated:

                                                               FISCAL YEAR ENDED JUNE 30,
                                    --------------------------------------------------------------------------------
                                             1999                         2000                         2001
                                    ----------------------       ----------------------       ----------------------
                                       $         % OF TOTAL         $         % OF TOTAL         $         % OF TOTAL
                                    --------      --------       --------      --------       --------      --------
                                                                 (DOLLARS IN THOUSANDS)
Hourly Service Rentals .......      $ 98,834          68.9%      $121,256          70.1%      $126,068          71.7%
Long Term Service Contracts(1)        44,612          31.1         51,804          29.9         49,701          28.3
                                    --------      --------       --------      --------       --------      --------
  Total Revenues .............      $143,446         100.0%      $173,060         100.0%      $175,769         100.0%
                                    ========      ========       ========      ========       ========      ========

----------

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

    Penhall invests in and maintains a large and versatile fleet of rental equipment ranging from relatively small items such as diamond abrasive saws and coring units to larger equipment, including backhoes, excavators, water trucks and concrete grinders. Used equipment is sometimes sold in the ordinary course of business, and gains on sales of assets, net are recognized in "Other Operating Income" in Penhall's consolidated statements of operations. In fiscal 1999, 2000 and 2001, gains on sales of assets from such equipment sales were $420,000, 305,000 and $422,000 respectively.

    The following table shows the number of units in Penhall's operated equipment rental fleet for the following periods:

                                 FISCAL YEAR ENDED JUNE 30,
                               -----------------------------
                               1999        2000        2001
                               -----       -----       -----
Beginning of Period .....        497         623         664
# Units Purchased .......        185          75         135
# Units Disposed ........        (59)        (34)        (52)
                               -----       -----       -----
End of Period ...........        623         664         747
                               =====       =====       =====

 RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

    Revenues. Revenues for fiscal 2001 were $175.8 million, compared to revenues of $173.1 million for the prior year, an increase of $2.7 million or 1.6%. The increase was due primarily to the opening of new offices in Reno, Nevada, Seattle, Washington, Buffalo, New York, and Richmond, Virginia, as well as the acquisition of Advance Concrete Sawing & Drilling, Inc. in Bakersfield, California and H&P Sawing & Drilling in Kansas City, Missouri. The increased revenue from the new offices and acquisitions was partially offset by lower revenues in Southern California and Minnesota. The Company faced increased competition in most of its markets, particularly those served by the divisions in Southern California and Minnesota.

    Penhall operated through 37 locations in 17 states at June 30, 2001, compared to 31 locations in 13 states at June 30, 2000. At June 30, 2001, Penhall's operating fleet consisted of 747 units compared to 644 units at June 30, 2000, an increase of 16.0%. A majority of these new units were put in place during the later part of the fiscal year.

    Gross Profit. For fiscal year 2001, gross profit was $51.9 million compared to gross profit of $53.2 million for fiscal year 2000, a decrease of $1.3 million, or (2.5%). As a percent of revenue, gross profit was 29.5% in fiscal year 2001 compared to 30.7% in fiscal year 2000. The decrease in gross profit in 2001 was due primarily to the decrease in utilization of the equipment rental fleet in fiscal 2001. Utilization rates were lower due to the softening of the commercial construction market and increased competition in most of the Company's markets, particularly those markets serviced by the Minnesota and the Southern California divisions.

    General and Administrative Expenses. General and administrative expenses were $28.9 million in fiscal year 2001 compared to $28.5 million in fiscal year 2000, an increase of $0.4 million or 1.4%. As a percent of revenues, general and administrative expenses were 16.4% in fiscal 2001 compared to 16.5% in fiscal 2000, a decrease of (0.1%). The reduction in general and administrative expenses as a percent of revenues occurred because many of these types of expenses remain somewhat constant, and do not increase or decrease in proportion to the increases or decreases in revenues.

    Reorganization Expenses. Reorganization expenses, consisting primarily of closing fees and legal expenses, were $0 in fiscal 2001 and $43,000 in fiscal 2000. These expenses were associated with the reorganization of the Company, which occurred in August 1998, and are non-recurring expenses.

    Other Operating Income. Other operating income, consists primarily of gains and losses on the sale of fixed assets, interest income, and discounts earned. Other operating income in fiscal 2001 of $1.4 million is only slightly higher than the $1.2 million in fiscal 2000. Most of the fiscal 2001 increase is due to increases in gains on sales of assets.

    Interest Expense. Interest expense was $15.3 million in fiscal 2001 compared to $15.6 million in fiscal 2000, a decrease of 2.1%. The decrease is attributable to the lower interest rates during fiscal 2001.

    Income Tax Expense. The Company recorded income tax expense of $3.9 million, or 42.6% of earnings before income taxes in fiscal 2001, compared to an income tax expense of $4.4 million, or 42.4% of earnings before taxes in fiscal 2000.

    Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

    Revenues. Revenues for fiscal 2000 were $173.1 million, compared to revenues of $143.4 million for the prior year, an increase of $29.7 million or 20.6%. The increase was due primarily to the inclusion of a full year of operations of Daley Concrete Cutting (acquired in October 1998), Lipscomb Concrete Cutting (acquired in November 1998), Diamond Concrete Services (acquired in April 1999) and Prospect Drilling and Sawing (acquired in June 1999). Combined, these operations contributed $22.5 million of revenue in fiscal 2000. In addition, construction markets remained strong in fiscal 2000 in the areas the Company serves leading to increased fleet size and increased utilization of the fleet.

    Penhall operated through 31 locations in 13 states at June 30, 2000, compared to 32 locations in 13 states at June 30, 1999. At June 30, 2000, Penhall's operating fleet consisted of 664 units compared to 623 units at June 30, 1999, an increase of 6.6%.

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

LIQUIDITY AND CAPITAL RESOURCES

    It is anticipated that the Company's principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company's strategy of pursuing strategic acquisitions and expanding through internal growth. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the "Term Loan Facility"); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the "Revolving Credit Facility"). The Company drew $20.0 million of loans under the Term Loan Facility ("Term Loans") on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans began amortizing on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility ("Revolving Loans") are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company's Leverage Ratio (as such term is defined in the New Credit Facility) is less than 4.75 to 1.0, 50% of such Excess Cash Flow. For fiscal 2001 and 2000, no prepayments resulted from Excess Cash Flow as defined above.

    Cash provided by (used in) operating activities during fiscal, 1999, 2000 and 2001 was ($.5) million, $20.3 and $15.7 million respectively. In fiscal 2001, the Company's net earnings plus depreciation, amortization and provision for deferred income tax and decreases in cost and estimated earnings in excess of billings on uncompleted contracts were partially offset by increases in receivables and inventories and decreases in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts which resulted in net cash provided by operating activities of $15.7 million.

     In fiscal 2000, the Company's net earnings plus depreciation and amortization and increases in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts were partially offset by increases in receivables and inventories and costs and estimated earnings in excess of billings on uncompleted contracts, resulting in net cash provided by operating activities of $20.3 million.

    In fiscal 1999, the Company's net loss plus depreciation and amortization expense plus increases in accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts were partially offset by increases in accounts payable, resulted in net cash used in operating activities of $0.5 million.

    Management estimates that Penhall's annual capital expenditures will be approximately $15.5 million for fiscal 2002, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

    Net cash used in investing activities during fiscal 1999, 2000 and 2001 was $21.2 million, $17.2 and $17.7, respectively. Such cash was primarily used for capital expenditures of $14.5 million in fiscal 1999, $18.1 million in fiscal 2000, and $18.5 million in fiscal 2001. In fiscal 1999, $7.7 million of cash was used for the acquisitions of Daley Concrete Cutting, Lipscomb Concrete Cutting, Diamond Concrete Services and Prospect Drilling and Sawing. In fiscal 2001, $0.5 million was used for the acquisition of Advance Concrete Sawing & Drilling, Inc. and H&P Sawing & Drilling.

    Net cash provided by (used in) financing activities during fiscal 1999, 2000 and 2001 was $24.5 million, ($4.0) million and $0.9 million, respectively. Cash provided by financing activities in fiscal 2001 is primarily the result of the overdraft of $2.9 million and proceeds from the issuance of common stock and preferred stock of $0.5 million partially offset by the net repayment of long-term debt of $1.7 million and the repurchase of common and preferred stock of $0.5 million.

     Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 2001, the Company and its subsidiaries had approximately $125.2 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $61.1 million. As of June 30, 2001 approximately $23.7 million of additional borrowing was available under the Company's New Credit Facility.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which have been accounted for using the pooling-of-interests method, and Statement 142 effective July 1, 2002. Companies with fiscal year ends beginning after March 15, 2001, who have not yet issued financial statements for their first interim period may early adopt Statement 142. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

    Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

    The Company is currently performing a review to determine when it will adopt Statement 142. The adoption of Statement 142 may have a significant effect on the Company's results from operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

      There are no derivate transactions during the years ended June 30, 2001 and 2000.

    At June 30, 2001, the annual maturities of long-term debt and senior notes are as follows:

                                                              YEARS ENDING JUNE 30,
                                              -------------------------------------------------                          FAIR
                                                2002         2003      2004     2005     2006   THEREAFTER   TOTAL      VALUE
                                              ---------     ------    -------    --    --------    ----    --------    --------
                                                                                (IN THOUSANDS)
Fixed rate debt ..........................    $   1,436     $  571    $    17    $4    $100,004    $171    $102,203    $100,203
Average interest rate ....................                                                                    11.89%
Variable rate LIBOR debt (1) .............        5,000      6,000     12,005     0           0       0      23,005      23,005
Weighted average current interest rate (1)                                                                     6.23%

    At June 30, 2000, the annual maturities of long-term debt and senior notes are as follows:

                                                             YEARS ENDING JUNE 30,
                                              --------------------------------------------                            FAIR
                                               2001       2002      2003      2004    2005  THEREAFTER    TOTAL       VALUE
                                              ------     ------    ------    ------    --    --------    --------    -------
                                                                                (IN THOUSANDS)
Fixed rate debt ..........................    $1,649     $  550    $    3    $    4    $4    $100,175    $102,385    $99,635
Average interest rate ....................                                                                     12%
Variable rate LIBOR debt (1) .............     3,000      5,000     6,000     8,850     0           0      22,850     22,850
Weighted average current interest rate (1)                                                                   8.45%

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Penhall International Corp. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Penhall International Corp. and subsidiaries ("the Company") as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penhall International Corp. and subsidiaries as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                       /s/ KPMG LLP
                                       -----------------------------------------
                                       KPMG LLP

September 24, 2001
Orange County, California

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

                                                                           2000              2001
                                                                       ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents ...................................      $  2,109,000      $  1,030,000
                                                                       ------------      ------------
    Receivables:
        Contract and trade receivables ..........................        31,834,000        35,257,000
        Contract retentions, due upon completion and
            acceptance of work (note 2) .........................         5,724,000         5,328,000
        Income taxes ............................................                --         1,084,000
                                                                       ------------      ------------
                                                                         37,558,000        41,669,000
        Less allowance for doubtful receivables (note 2) ........         1,617,000         1,763,000
                                                                       ------------      ------------
               Net receivables ..................................        35,941,000        39,906,000
                                                                       ------------      ------------
    Costs and estimated earnings in excess of billings
         on uncompleted contracts (note 11) .....................         4,126,000         1,856,000
    Deferred tax assets (note 6) ................................         2,318,000         2,329,000
    Inventories .................................................         1,741,000         2,273,000
    Prepaid expenses and other current assets ...................           916,000         1,417,000
                                                                       ------------      ------------
               Total current assets .............................        47,151,000        48,811,000
                                                                       ------------      ------------
Property, plant and equipment, at cost:
    Land ........................................................         5,229,000         5,004,000
    Buildings and leasehold improvements ........................         8,135,000         9,417,000
    Construction and other equipment ............................       102,284,000       115,670,000
                                                                       ------------      ------------
                                                                        115,648,000       130,091,000
    Less accumulated depreciation and amortization ..............        53,924,000        63,888,000
                                                                       ------------      ------------
               Net property, plant and equipment ................        61,724,000        66,203,000
Goodwill, net of accumulated amortization of $1,864,000 and
    $2,551,000, respectively ....................................         7,566,000         7,263,000
Debt issuance costs net of accumulated amortization of $1,696,000
    and $2,580,000, respectively (note 5) .......................         4,946,000         4,062,000
Other assets, net (note 3) ......................................           775,000           623,000
                                                                       ------------      ------------
                                                                       $122,162,000      $126,962,000
                                                                       ============      ============

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 AS OF JUNE 30,

                                                                               2000                2001
                                                                           -------------       -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current installments of long-term debt (note 5) .................      $   4,649,000       $   6,436,000
    Trade accounts payable ..........................................         10,953,000           9,976,000
    Accrued liabilities (note 4) ....................................         14,045,000          15,061,000
    Income taxes payable (note 6) ...................................            451,000                  --
    Billings in excess of costs and estimated
      earnings on uncompleted contracts (note 11) ...................          2,635,000           1,688,000
                                                                           -------------       -------------
               Total current liabilities ............................         32,733,000          33,161,000
                                                                           -------------       -------------
Long-term debt, excluding current installments (note 5) .............         20,586,000          18,772,000
Senior Notes (note 5) ...............................................        100,000,000         100,000,000
Deferred tax liabilities (note 6) ...................................          6,045,000           7,312,000
Senior Exchangeable Preferred stock, redemption value $12,220,000 and
   $13,573,000 at June 30, 2000 and 2001, respectively. Authorized,
   issued and outstanding 10,000 shares (note 9) ....................         12,220,000          13,573,000
Series A Preferred stock, redemption value $13,365,000 and
   $15,219,000 at June 30, 2000 and 2001, respectively,
   Authorized 25,000 shares; issued and outstanding
   10,428 shares (note 9) ...........................................         13,365,000          15,219,000

Stockholders' deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 19,052 and 18,701 shares at June
   30, 2000 and June 30, 2001, respectively (note 9) ................         24,385,000          27,273,000
Common stock, $.01 par value. Authorized 5,000,000 shares;
   issued and outstanding 1,012,513 and 1,017,480 shares at
   June 30, 2000 and June 30, 2001, respectively ....................             10,000              10,000
Additional paid-in capital ..........................................          1,522,000           1,831,000
Treasury stock, at cost, 6,014 and 34,173 common shares at June
   30, 2000 and June 30, 2001, respectively .........................            (14,000)           (288,000)
Accumulated deficit .................................................        (88,690,000)        (89,901,000)
                                                                           -------------       -------------
               Total stockholders' deficit ..........................        (62,787,000)        (61,075,000)
Commitments and contingencies (notes 7, 8 and 10)
Subsequent event (note 16)

                                                                           $ 122,162,000       $ 126,962,000
                                                                           =============       =============

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                              1999                2000                2001
                                                          -------------       -------------       -------------
Revenues ...........................................      $ 143,446,000       $ 173,060,000       $ 175,769,000
Cost of revenues ...................................        101,389,000         119,854,000         123,868,000
                                                          -------------       -------------       -------------
   Gross profit ....................................         42,057,000          53,206,000          51,901,000
General and administrative expenses (note 8) .......         32,570,000          28,474,000          28,887,000
Reorganization expenses ............................          3,501,000              43,000                  --
Other operating income .............................          1,121,000           1,228,000           1,408,000
                                                          -------------       -------------       -------------
   Earnings before interest expense and income taxes          7,107,000          25,917,000          24,422,000
Interest expense ...................................         14,334,000          15,591,000          15,263,000
                                                          -------------       -------------       -------------
   Earnings (loss) before income taxes .............         (7,227,000)         10,326,000           9,159,000
Income tax expense (benefit) (note 6) ..............         (1,388,000)          4,376,000           3,900,000
                                                          -------------       -------------       -------------
Net earnings (loss) ................................         (5,839,000)          5,950,000           5,259,000
Accretion of preferred stock to redemption value ...         (2,304,000)         (2,854,000)         (3,207,000)
Accrual of cumulative dividends on preferred stock .         (2,323,000)         (2,946,000)         (3,263,000)
                                                          -------------       -------------       -------------
Net earnings (loss) available to common stockholders      $ (10,466,000)      $     150,000       $  (1,211,000)
                                                          =============       =============       =============
Earnings (loss) per share:
   Basic ...........................................      $       (8.16)      $         .15       $       (1.22)
   Diluted .........................................      $       (8.16)      $         .15       $       (1.22)
Weighted average number of shares outstanding:
   Basic ...........................................          1,282,996           1,000,953             995,747
   Diluted .........................................          1,282,996           1,000,953             995,747

          See accompanying notes to consolidated financial statements.

                  PENHALL INTERNATIONAL CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        SERIES B PREFERRED STOCK                   COMMON STOCK
                                    --------------------------------      --------------------------------
                                       SHARES                                SHARES
                                     OUTSTANDING          AMOUNT           OUTSTANDING          AMOUNT
                                    -------------      -------------      -------------      -------------
Balance at June 30, 1998 ......                --                 --          4,452,264             42,000
Repurchase of shares ..........                --                 --         (3,856,501)           (36,000)
Shares issued .................            18,572         18,572,000            399,237              4,000
Accretion of redeemable
  preferred stock .............                --                 --                 --                 --
Accrual of cumulative dividends                --          2,323,000                 --                 --
Repurchase of shares ..........               (16)           (15,000)                --                 --
Net loss ......................                --                 --                 --                 --
                                    -------------      -------------      -------------      -------------
Balance at June 30, 1999 ......            18,556         20,880,000            995,000             10,000
Shares issued .................               511            574,000             17,513                 --
Accretion of redeemable
  preferred stock .............                --                 --                 --                 --
Accrual of cumulative dividends                --          2,946,000                 --                 --
Repurchase of shares ..........               (15)           (15,000)                --                 --
Net earnings ..................                --                 --                 --                 --
                                    -------------      -------------      -------------      -------------
Balance at June 30, 2000 ......            19,052         24,385,000          1,012,513             10,000
Shares issued .................               146            186,000              4,967                 --
Accretion of redeemable
  preferred stock .............                --                 --                 --                 --
Accrual of cumulative dividends                --          3,263,000                 --                 --
Repurchase of shares ..........              (497)          (561,000)                --                 --
Net earnings ..................                --                 --                 --                 --
                                    -------------      -------------      -------------      -------------
Balance at June 30, 2001 ......            18,701      $  27,273,000          1,017,480      $      10,000
                                    =============      =============      =============      =============

                                                                 TREASURY STOCK                 RETAINED
                                                         --------------------------------       EARNINGS            TOTAL
                                     ADDITIONAL             SHARES                           (ACCUMULATED       STOCKHOLDERS'
                                   PAID-IN CAPITAL        OUTSTANDING          AMOUNT           DEFICIT)       EQUITY (DEFICIT)
                                    -------------        -------------      -------------    -------------      -------------
Balance at June 30, 1998 ......        14,498,000                   --                 --       29,066,000         43,606,000
Repurchase of shares ..........       (13,908,000)                  --                 --     (107,440,000)      (121,384,000)
Shares issued .................           395,000                   --                 --               --         18,971,000
Accretion of redeemable
  preferred stock .............                --                   --                 --       (2,304,000)        (2,304,000)
Accrual of cumulative dividends                --                   --                 --       (2,323,000)                --
Repurchase of shares ..........                --                 (523)                --               --            (15,000)
Net loss ......................                --                   --                 --       (5,839,000)        (5,839,000)
                                    -------------        -------------      -------------    -------------      -------------
Balance at June 30, 1999 ......           985,000                 (523)                --      (88,840,000)       (66,965,000)
Shares issued .................           537,000                   --                 --               --          1,111,000
Accretion of redeemable
  preferred stock .............                --                   --                 --       (2,854,000)        (2,854,000)
Accrual of cumulative dividends                --                   --                 --       (2,946,000)                --
Repurchase of shares ..........                --               (5,491)           (14,000)              --            (29,000)
Net earnings ..................                --                   --                 --        5,950,000          5,950,000
                                    -------------        -------------      -------------    -------------      -------------
Balance at June 30, 2000 ......         1,522,000               (6,014)           (14,000)     (88,690,000)       (62,787,000)
Shares issued .................           309,000                   --                 --               --            495,000
Accretion of redeemable
  preferred stock .............                --                   --                 --       (3,207,000)        (3,207,000)
Accrual of cumulative dividends                --                   --                 --       (3,263,000)                --
Repurchase of shares ..........                --              (28,159)          (274,000)              --           (835,000)
Net earnings ..................                --                   --                 --        5,259,000          5,259,000
                                    -------------        -------------      -------------    -------------      -------------
Balance at June 30, 2001 ......     $   1,831,000              (34,173)     $    (288,000)   $ (89,901,000)     $ (61,075,000)
                                    =============        =============      =============    =============      =============

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED JUNE 30,

                                                                               1999                2000               2001
                                                                           -------------       ------------       ------------
Cash flows from operating activities:
Net earnings (loss) .................................................      $  (5,839,000)      $  5,950,000       $  5,259,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization .................................         11,652,000         14,521,000         16,254,000
      Amortization of debt issuance costs ...........................            811,000            885,000            884,000
      Provision for doubtful receivables ............................            282,000            340,000            146,000
      Provision for (benefit from) deferred income taxes ............         (1,388,000)         2,397,000          1,256,000
      Gains on sale of assets, net ..................................           (420,000)          (305,000)          (422,000)
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Receivables ................................................         (1,114,000)        (4,793,000)        (4,111,000)
         Inventories, prepaid expenses and other assets .............          1,275,000           (780,000)        (1,074,000)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts ....................................         (2,178,000)          (972,000)         2,270,000
         Trade accounts payable, accrued liabilities and income
           taxes payable ............................................          1,353,000          1,454,000         (3,783,000)
         Billings in excess of costs and estimated earnings on
           uncompleted contracts ....................................            385,000          1,585,000           (947,000)
         Accrued compensation .......................................         (5,306,000)                --                 --
                                                                           -------------       ------------       ------------
               Net cash provided by (used in) operating activities ..           (487,000)        20,282,000         15,732,000
                                                                           -------------       ------------       ------------
Cash flows from investing activities:
      Proceeds from sale of assets ..................................            968,000            865,000          1,292,000
      Capital expenditures ..........................................        (14,456,000)       (18,093,000)       (18,469,000)
      Acquisition of companies, net of cash acquired ................         (7,700,000)                --           (520,000)
                                                                           -------------       ------------       ------------
               Net cash used in investing activities ................        (21,188,000)       (17,228,000)       (17,697,000)
                                                                           -------------       ------------       ------------
Cash flows from financing activities:
      Borrowings under long-term debt ...............................         45,945,000         28,726,000         71,824,000
      Repayments of long-term debt ..................................        (35,582,000)       (36,796,000)       (73,803,000)
      Paydown on notes payable to stockholders ......................           (405,000)                --                 --
      Book overdraft ................................................          2,471,000          2,965,000          2,891,000
      Borrowings on Senior Notes ....................................        100,000,000                 --                 --
      Debt issuance costs ...........................................         (5,916,000)            (7,000)                --
      Proceeds from issuance of common stock ........................            399,000            537,000            309,000
      Repurchase of common stock and Series B preferred stock .......        (93,050,000)           (29,000)          (521,000)
      Issuance of Series A preferred stock ..........................         10,427,000                 --                 --
      Issuance of Series B preferred stock ..........................            237,000            574,000            186,000
                                                                           -------------       ------------       ------------
               Net cash provided by (used in) financing activities ..         24,526,000         (4,030,000)           886,000
                                                                           -------------       ------------       ------------
               Net increase (decrease) in cash and cash equivalents .          2,851,000           (976,000)        (1,079,000)
Cash and cash equivalents at beginning of year ......................            234,000          3,085,000          2,109,000
                                                                           -------------       ------------       ------------
Cash and cash equivalents at end of year ............................      $   3,085,000       $  2,109,000       $  1,030,000
                                                                           =============       ============       ============

              See note 15 for supplementary cash flow information.

          See accompanying notes to consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY'S ACTIVITIES AND OPERATING CYCLE

    Penhall International, Inc. ("PII") was founded in 1957 and was incorporated in the state of California on April 19, 1988. On August 4, 1998, $100,000,000 of 12% Senior Notes (the Senior Notes) were sold by Penhall Acquisition Corp., an Arizona corporation formed by an unrelated third party (the Third Party) to effect the recapitalization of PII. As part of the recapitalization, a series of mergers (the Recapitalization Mergers) were consummated pursuant to which Phoenix Concrete Cutting, Inc., a wholly-owned subsidiary of PII, became the corporate parent of PII, the Third Party acquired a 62.5% interest in Phoenix Concrete Cutting, Inc. and Phoenix Concrete Cutting, Inc. became the successor obligor of the Senior Notes. Following the consummation of the Recapitalization Mergers, Phoenix Concrete Cutting, Inc. changed its name to Penhall International Corp., and PII changed its name to Penhall Rental Corp. Under accounting principles generally accepted in the United States of America, the recapitalization mergers were accounted for as a leveraged recapitalization transaction in a manner similar to a pooling-of-interests. Under this method, the transfer of controlling interest in PII to a new investor did not change the accounting basis of the assets and liabilities in PII's separate stand-alone financial statements.

    In connection with the recapitalization mergers, PII on June 30, 1998 entered into a certain Compensation Tax Consistency and Indemnification Agreement (the Agreement) with certain members of management. Under the Agreement, PII was obligated to make approximately $3,000,000 of tax gross-up payments to certain members of management. For the years ended June 30, 1999, 2000 and 2001, $3,501,000, $43,000, and $0, respectively, is included in reorganization expenses for the costs associated with the recapitalization mergers.

    Penhall International Corp. and its wholly-owned subsidiaries, Penhall Rental Corp. and Penhall Company (collectively, "the Company" or "Penhall") serves customers in the industrial, construction, governmental, and residential markets, primarily through the performance of new construction, rehabilitation, and demolition services in connection with infrastructure projects. The Company's revenues are generated through equipment rentals, both short-term and longer term under fixed price agreements. The length of the fixed price agreements (contracts) varies, but typically range from one to 12 months. In accordance with the operating cycle concept, the Company classifies all contract-related assets and liabilities as current items. The Company's base of operations includes among others, the states of California, Arizona, Colorado, Nevada, Texas, Georgia, North Carolina, South Carolina and Utah. Additionally, through its purchase in April of 1998 of Highway Services, Inc., the Company's operations were expanded to include the mid-western states of the United States and some provinces of Canada. The Company's operations are primarily conducted through Penhall International Corp. and its wholly owned subsidiary, Penhall Company.

BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of Penhall International Corp. and its wholly owned subsidiaries: Penhall Rental Corp. and Penhall Company. Penhall Company has two wholly owned subsidiaries, Penhall Investments , a California Corporation and Penhall Leasing, a California single member limited liability company. All significant intercompany transactions have been eliminated in consolidation.

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

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

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2000 and 2001, cash equivalents were insignificant.

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

GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Amortization expense related to goodwill amounted to $700,000, $689,000 and $687,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

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

SELF INSURANCE

    Effective May 2001, the Company increased its third-party insurance deductible to $250,000 per occurrence. Such self insurance relates to losses and liabilities primarily associated with workers' compensation claims and general and vehicle liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions and based on Company experience. As of June 30, 2001, the Company has recorded an accrued liability of $1,038,000 related to self insurance.

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

EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For the years ended June 30, 1999, 2000 and 2001 diluted earnings per share is the same as basic earnings per share as there are no assumed potential dilutive securities.

    All common shares included in the consolidated financial statements and earnings (loss) per share calculations have been restated to reflect a 10.56 to one common stock split effected as part of the Recapitalization Mergers.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

MANAGEMENT'S ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

    In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established new rules for the reporting and display of comprehensive income and its components. Comprehensive income equals net income for each of the years in the three-year period ended June 30, 2001.

SEGMENT INFORMATION

    The Company's only line of business is the rental of operator assisted equipment for use in infrastructure projects. This equipment is rented on an hourly basis (Services) and on a longer-term, fixed price basis (Contracts). In fiscal 2001, approximately 72% of revenues were generated from Services, and approximately 28% of revenues were generated from Contracts. The Company does not account for, or manage, the hourly or fixed-price rentals in a separate manner. Over the past 3 fiscal years, approximately 23% to 31% of Services revenues have been generated from Contracts.

    The Company has a non-operated assisted rental business (Bare Rentals). Bare Rentals were insignificant to the consolidated operations for each of the fiscal years ended June 30, 1999, 2000 and 2001.

(2) RECEIVABLES

    Contract receivables represent those amounts, which actually have been billed. Contract retentions are collectible upon completion or other milestones of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows:

                                     JUNE 30,        JUNE 30,
                                       2000            2001
                                    ----------      ----------
Years ending June 30:
2001 .........................       4,693,000              --
2002 .........................         687,000       4,209,000
2003 .........................         344,000         799,000
2004 .........................              --         320,000
                                    ----------      ----------
                                    $5,724,000      $5,328,000
                                    ==========      ==========

    Transactions in the allowance for doubtful receivables are summarized as follows:

                                                    YEARS ENDED JUNE 30,
                                      -----------------------------------------------
                                         1999               2000              2001
                                      -----------       -----------       -----------
Balance, beginning of year .....      $   995,000       $ 1,277,000       $ 1,617,000
Provision for doubtful accounts           554,000         1,818,000            84,000
Accounts (charged off) collected         (272,000)       (1,478,000)           62,000
                                      -----------       -----------       -----------
Balance, end of year ...........      $ 1,277,000       $ 1,617,000       $ 1,763,000
                                      ===========       ===========       ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

(3) OTHER ASSETS:

    Other assets consist of the following:

                                JUNE 30,          JUNE 30,
                                 2000               2001
                              -----------       -----------
Covenants not to compete      $ 1,602,000       $ 1,702,000
Accumulated amortization         (907,000)       (1,325,000)
Other ..................           80,000           246,000
                              -----------       -----------
                              $   775,000       $   623,000
                              ===========       ===========

    The covenants not to compete are amortized over the life of the agreements. Amortization expense related to the covenants not to compete amounted to $314,000, $445,000 and $418,000 for the years ended June 30, 1999, 2000 and
2001, respectively.

(4) ACCRUED LIABILITIES:

    Accrued liabilities consist of the following:

                                 JUNE 30,         JUNE 30
                                  2000              2001
                               -----------      -----------
Union benefits ..........      $ 1,005,000      $ 1,013,000
Accrued bonuses .........        3,165,000        3,204,000
Accrued interest ........        5,026,000        5,253,000
Accrued insurance .......        1,076,000        1,726,000
Accrued vacation ........          421,000          421,000
Accrued payroll .........        2,257,000        2,443,000
Other ...................        1,095,000        1,001,000
                               -----------      -----------
                               $14,045,000      $15,061,000
                               ===========      ===========

(5) SENIOR NOTES AND LONG-TERM DEBT

    Senior Notes

    On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. The Company was in compliance with all such covenants at June 30, 2001.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

   Long-term Debt

Long-term debt consists of the following:

                                                                                             JUNE 30,         JUNE 30,
                                                                                              2000              2001
                                                                                           -----------      -----------
Note payable to former officer and shareholder, bearing interest at 8.0%
   per annum; principal and interest payable monthly until October 2002 .............      $        --      $   233,000
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.25% per annum which resulted in a discount
   of $200,000; payable $400,000 due June 1, 2000 and 2001, and
   $428,000 due June 1, 2002 ........................................................          728,000          400,000
Note payable secured by certain equipment bearing interest at 6.0% per annum;
   principal and interest due either November 1, 1999 or upon collection of specified accounts receivable in accordance with the Lipscomb
   purchase .........................................................................          100,000               --
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 10.0% per annum which resulted in a discount
   of $61,000; payable $100,000 due September 30, 2001 and $300,000 due September 30,
   2002 .............................................................................               --          365,000
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.0% per annum which resulted in a discount
   of $51,000; payable $193,000 due March 31, 2002 and 2003 .........................               --          346,000
Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company may elect to maintain the Revolving Loan as a Base Rate Loan, which accrues interest quarterly at .75% to 1.50% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and is payable quarterly, and/or convert into a
     Eurodollar Loan, which accrues interest at 1.75% to 2.25% (as defined) plus the Eurodollar Rate (as defined) and is payable on
     the last day of each elected interest period, which shall range from one to six months, as elected by the Company.  All unpaid principal and interest is due June 15, 2004. The effective interest rate at June 30, 2000 and 2001 was 8.51% and 6.23%,
     respectively ...................................................................        2,850,000        6,005,000
$20,000,000 Term Loan secured by certain assets of the Company; principal payments of $750,000 per quarter commencing September 15, 2000 through
     June 15, 2001, $1,250,000 per quarter through June 15, 2002, and
     $1,500,000 per quarter through June 15, 2004. The Company may elect to maintain the Term Loan as a Base Rate Loan, which accrues interest quarterly at .75% to 1.50% (as defined) plus the higher of the Federal
     Funds Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 1.75% to 2.25% (as defined) plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company All unpaid principal and interest is due June 15, 2004. The effective interest rate at June 30, 2000 and 2001 was 8.44%
     and 5.69%, respectively ........................................................       20,000,000       17,000,000
Various capital leases and equipment financing agreements due through
    December 2003 with interest ranging from 0% to 2.29% per annum ..................        1,351,000          662,000
Other ...............................................................................          206,000          197,000
                                                                                           -----------      -----------
                                                                                            25,235,000       25,208,000
Less current installments of long-term debt .........................................        4,649,000        6,436,000
                                                                                           -----------      -----------

Long-term debt, excluding current installments ......................................      $20,586,000      $18,772,000
                                                                                           ===========      ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

    As part of the Revolving Loan, the Company has a Swingline Loan in the maximum credit amount of $2,500,000 secured by certain assets of the Company; interest accrues quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or then current prime rate and is payable in quarterly installments. All unpaid principal and interest is due June 10, 2004.

    The Term Loan, Revolving Loan, and Swingline Loan (the "Credit Facility") contain certain financial and non-financial covenants, including working capital, net worth, and debt to equity ratios. The company is also required to make defined prepayments in the event cash flows from operations exceed specified amounts, as defined. The Company was in compliance with all covenants and ratios at June 30, 2001. No prepayments were required during the years ended June 30, 2000 and 2001. Additionally, under the terms of the Credit Facility, the Company had pledged all of the assets of its wholly owned subsidiaries as collateral.

    The Company had unused and available amounts under its Credit Facility in the amount of $23,745,000 at June 30, 2001.

    Annual maturities of long-term debt for the next five years are as follows:


                            JUNE 30
                          -----------
2002 ...............      $ 6,436,000
2003 ...............        6,571,000
2004 ...............       12,022,000
2005 ...............            4,000
2006 ...............            4,000
Thereafter .........          171,000
                          -----------
                          $25,208,000
                          ===========

(6) INCOME TAXES

    Income tax expense (benefit) is comprised of the following components for each fiscal year ended June 30:

                                        YEAR ENDED JUNE 30,
                          -----------------------------------------------
                             1999              2000              2001
                          -----------       -----------       -----------
Current tax expense:
   Federal .........      $        --       $ 1,506,000       $ 2,345,000
   State ...........               --           473,000           299,000
                          -----------       -----------       -----------
                                   --         1,979,000         2,644,000
                          -----------       -----------       -----------
Deferred tax expense
(benefit):
   Federal .........         (630,000)        2,490,000           490,000
   State ...........         (758,000)          (93,000)          766,000
                          -----------       -----------       -----------
                           (1,388,000)        2,397,000         1,256,000
                          -----------       -----------       -----------
                          $(1,388,000)      $ 4,376,000       $ 3,900,000
                          ===========       ===========       ===========

    As of June 30, 2000 and 2001, the Company has a current net deferred tax asset of $2,318,000 and $2,329,000, respectively, and a net non-current deferred tax liability of $6,045,000 and $7,312,000, respectively.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

    Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                JUNE 30,         JUNE 30,
                                                                 2000              2001
                                                              -----------       -----------
Deferred tax assets:
   Allowance for doubtful receivables ..................      $   606,000       $   709,000
   Accruals not currently deductible ...................        1,344,000         1,620,000
   Other ...............................................          442,000                --
                                                              -----------       -----------
       Total deferred tax assets .......................      $ 2,392,000       $ 2,329,000
                                                              ===========       ===========

Deferred tax liabilities - Depreciation and amortization       (6,119,000)       (7,312,000)
                                                              -----------       -----------
         Net deferred tax liability ....................      $(3,727,000)      $(4,983,000)
                                                              ===========       ===========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

    Deferred income tax expense (benefit) consists of the following:

                                                               YEARS ENDED JUNE 30
                                                 -----------------------------------------------
                                                    1999              2000              2001
                                                 -----------       -----------       -----------
Allowance for doubtful receivables ........      $  (101,000)      $   (97,000)      $  (103,000)
Accruals not currently deductible and other         (230,000)         (958,000)          166,000
Depreciation and amortization .............          425,000         1,239,000         1,193,000
Accrued compensation ......................          731,000                --                --
Net operating loss carryforwards ..........       (2,213,000)        2,213,000                --
                                                 -----------       -----------       -----------
                                                 $(1,388,000)      $ 2,397,000       $ 1,256,000
                                                 ===========       ===========       ===========

    Income tax expense (benefit) for each fiscal year ended June 30 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% for the year ended June 30, 1999, and 35% for the years ended June 30, 2000 and 2001 to earnings (loss) before income taxes as follows:

                                                                  YEARS ENDED JUNE 30
                                                     ----------------------------------------------
                                                        1999              2000              2001
                                                     -----------       -----------      -----------
Computed "expected" tax expense (benefit) .....      $(2,457,000)      $ 3,614,000      $ 3,206,000
Increase (decrease) in taxes resulting from:
State income tax expense, net of Federal income
  tax deduction ...............................         (500,000)          250,000          692,000
Nondeductible reorganization costs ............        1,009,000                --               --
Other, net ....................................          560,000           512,000            2,000
                                                     -----------       -----------      -----------
                                                     $(1,388,000)      $ 4,376,000      $ 3,900,000
                                                     ===========       ===========      ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

(7) EMPLOYEE RETIREMENT PLANS

    The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Contributions to such plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. Amounts contributed to these plans in fiscal 1999, 2000 and 2001 aggregated $2,597,000, $2,475,000 and $3,035,000, respectively. In the event of the Company's partial or total withdrawal from such plans, it may be liable for its share of any unfunded vested benefits thereunder. The Company may also be assessed for its share of any unfunded vested benefits resulting from partial or total withdrawal from such plans and any non-payment by other employer participants. Less than 10% of the Company's employees are covered by a collective bargaining agreement that will expire within one year.

    The Company sponsors a defined contribution 401(k) plan. Subject to certain terms and conditions of the plan, substantially all of the Company's non-union employees are eligible to participate in the plan. The Company may, but is not required to, make matching contributions to the plan each year, which are allocated to each participant's account in proportion to the amount that he or she has contributed to the plan during the applicable plan year. All Company and employee contributions to the plan plus the earnings thereon are 100% vested. Costs incurred under the plan were $316,000, $349,000 and $376,000 related to the plan for the years ended June 30, 1999, 2000 and 2001, respectively.

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

    Compensation expense related to the stock purchase plans amounted to $8,869,000, $0 and $0 for the years ended June 30, 1999, 2000 and 2001, respectively

    Stock Incentive Plan - On October 7, 1999, the Company's Board of Directors approved a stock incentive plan (the "Plan") under which employees, officers, directors or consultants ("Eligible Participants") may be granted stock options and restricted stock awards. The Board authorized the issuance of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company's option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. On October 20, 2000, the Company issued 4,967 shares of common stock for an aggregate purchase price of $309,000 and 146 shares of Series B Preferred Stock for an aggregate purchase price of $186,000 to Eligible Participants under the Plan. No stock options have been granted under the Plan.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

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

    Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 380,008 and 358,389 shares of common stock and 8,990 and 8,552 shares of Series B preferred stock at June 30, 2000 and 2001, respectively.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

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

(10)  COMMITMENTS AND CONTINGENCIES

    Leases

    (a) Capital Leases

    The Company is obligated under various capital leases for certain construction equipment that expire at various dates through December 2003. At June 30, 2000 and 2001, the cost of construction equipment and the related depreciation recorded for equipment under capital leases were as follows:

                                      2000            2001
                                   ----------      ----------
Construction Equipment ......      $1,600,000      $1,623,000
Less accumulated amortization         343,000         444,000
                                   ----------      ----------
                                   $1,257,000      $1,179,000
                                   ==========      ==========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

    The present value of the minimum lease payments is substantially the same as gross maturities due to interest rates of 0% - 2.29% (note 5).

    (b) Operating Leases

    The Company and its subsidiaries lease various properties and equipment under long-term agreements, which expire at varying dates through October 2008. Certain of these leases provide for renegotiations of annual rentals at specified dates. Rent expense was $821,000, $1,098,000 and $1,203,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

    Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2001 are as follows:

YEARS ENDING JUNE 30:
2002 ................      $1,028,000
2003 ................         861,000
2004 ................         662,000
2005 ................         352,000
2006 ................         242,000
Thereafter ..........         326,000
                           ----------
                           $3,471,000
                           ==========

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalent accounts, and contract and trade receivables.

    The California Department of Transportation accounted for approximately 6% of consolidated revenues of the Company for each of the years ended June 30, 1999, 2000 and 2001. No other customer accounted for 5% or more of consolidated revenues for the years end June 30, 1999, 2000 or 2001.

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

    Cash and Cash Equivalents

    At June 30, 2000 and 2001, the Company had approximately $1,611,000 and $1,533,000, respectively, on deposit at one financial institution. At June 30, 2000, the Company also had approximately $472,000 on deposit at a second financial institution.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

    Letters of Credit

    As of June 30, 2001, the Company has an outstanding standby letter of credit of $250,000 with a financial institution for the benefit of a certain customer of the Company. The standby letter of credit, which reduces the amount of borrowing available under the Company's Credit Facility (note 5), expires on November 30, 2001.

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

(11)  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts consists of the following:

                                                                  JUNE 30,           JUNE 30,
                                                                    2000               2001
                                                                ------------       ------------
Costs incurred on uncompleted contracts ..................      $ 53,559,000       $ 82,727,000
Estimated earnings to date ...............................         7,040,000         16,072,000
                                                                ------------       ------------
                                                                  60,599,000         98,799,000
Less billings to date ....................................        59,108,000         98,631,000
                                                                ------------       ------------
                                                                $  1,491,000       $    168,000
                                                                ============       ============
Included in accompanying consolidated balance sheets under
 the following captions:
     Costs and estimated earnings in excess of
       billings on uncompleted contracts .................      $  4,126,000       $  1,856,000
     Billings in excess of costs and estimated
       earnings on uncompleted contracts .................        (2,635,000)        (1,688,000)
                                                                ------------       ------------
                                                                $  1,491,000       $    168,000
                                                                ============       ============

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2000 and 2001.

                                                       2000                                2001
                                          ------------------------------      ------------------------------
                                            CARRYING           FAIR             CARRYING           FAIR
                                             AMOUNT            VALUE             AMOUNT            VALUE
                                          ------------      ------------      ------------      ------------
Financial assets:
   Cash and Cash Equivalents .......      $  2,109,000      $  2,109,000      $  1,030,000      $  1,030,000
   Net receivables .................        35,941,000        35,941,000        39,906,000        39,906,000

Financial liabilities:
   Current installments of
      long-term debt ...............         4,649,000         4,649,000         6,436,000         6,436,000
   Trade accounts payable ..........        10,953,000        10,953,000         9,976,000         9,976,000
   Accrued liabilities and income
      taxes payable ................        14,496,000        14,496,000        15,061,000        15,061,000
   Long-term debt, excluding current
      installments .................        20,586,000        20,586,000        18,772,000        18,772,000
   Senior Notes ....................       100,000,000        97,250,000       100,000,000        98,000,000

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

(13)  ACQUISITIONS

    The Company completed the following acquisitions during fiscal 1999 and 2001, which were accounted for as purchases:

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

 In September 2000, the Company purchased certain assets of Advance Concrete Sawing & Drilling for $1,096,000. The purchase price included a cash payment of $317,000, $40,000 of covenants not to compete and $400,000 of additional consideration payable in equal installments in October 2000 and September 2001, and a seller unsecured carryback note of $339,000 at 10.0% imputed interest, payable in installments of $100,000 due in September 2001 and $300,000 due in September 2002. The excess of the purchase price over the fair value of the net identifiable assets acquired of $384,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

    In March 2001, the Company purchased certain assets of H&P Sawing and Drilling for $582,000. The purchase price included a cash payment of $193,000, $50,000 of covenants not to compete and a seller unsecured carryback note of $339,000 at 9.0% imputed interest, due in two annual installments of $193,000 through March 2003.

    Pro-forma information has not been presented since the results of these operations did not have a significant effect on Penhall's consolidated operations.

(14)  GUARANTORS AND FINANCIAL INFORMATION

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

    The condensed consolidating financial information presents condensed financial statements as of June 30, 2000 and 2001 and for the years ended June 30, 1999, 2000 and 2001 of:

        a) Penhall International Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

        b) the Guarantor Subsidiaries (Penhall Rental Corp. and Penhall Company and subsidiaries),

        c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

        d)      the Company on a consolidated basis.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001


                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                             JUNE 30, 2000
                                          -------------------------------------------------------------------------------------
                                             PENHALL
                                             INTER-            PENHALL
                                            NATIONAL           RENTAL            PENHALL
                                              CORP.             CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                          -------------     -------------     -------------     -------------     -------------
Assets
   Current assets:
     Receivables, net ................    $          --     $          --     $  35,941,000     $          --     $  35,941,000
     Inventories .....................               --                --         1,741,000                --         1,741,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts .........               --                --         4,126,000                --         4,126,000
     Intercompany assets .............       41,702,000                --                --       (41,702,000)               --
     Other current assets ............          217,000         1,394,000         3,732,000                --         5,343,000
                                          -------------     -------------     -------------     -------------     -------------
       Total current assets ..........       41,919,000         1,394,000        45,540,000       (41,702,000)       47,151,000
   Net property, plant and equipment .               --         8,882,000        52,842,000                --        61,724,000
   Other assets, net .................        4,946,000                --         8,341,000                --        13,287,000
   Intercompany assets ...............       10,000,000                --                --       (10,000,000)               --
   Investment in parent ..............               --         4,001,000                --        (4,001,000)               --
   Investment in subsidiaries ........       41,222,000                --                --       (41,222,000)               --
                                          -------------     -------------     -------------     -------------     -------------
                                          $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                          =============     =============     =============     =============     =============
Liabilities and Stockholders'
   Equity (Deficit):
   Current installments of long-term
     debt ............................    $   3,000,000     $       3,000     $   1,646,000     $          --     $   4,649,000
   Trade accounts payable ............               --           103,000        10,850,000                --        10,953,000
   Accrued liabilities ...............        5,066,000                --         8,979,000                --        14,045,000
   Income taxes payable ..............          451,000                --                --                --           451,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts .......................               --                --         2,635,000                --         2,635,000
   Intercompany liabilities ..........        2,922,000        35,586,000         3,194,000       (41,702,000)               --
                                          -------------     -------------     -------------     -------------     -------------
       Total current liabilities .....       11,439,000        35,692,000        27,304,000       (41,702,000)       32,733,000
   Intercompany liabilities ..........               --                --        10,000,000       (10,000,000)               --
   Long-term debt, excluding
     current installments ............       19,850,000           203,000           533,000                --        20,586,000
   Senior notes ......................      100,000,000                --                --                --       100,000,000
   Deferred tax liabilities ..........               --          (540,000)        6,585,000                --         6,045,000
   Senior Exchangeable Preferred stock       12,220,000                --                --                --        12,220,000
   Series A Preferred stock ..........       13,365,000                --                --                --        13,365,000
   Stockholders' equity (deficit) ....      (58,787,000)      (21,078,000)       62,301,000       (45,223,000)      (62,787,000)
                                          -------------     -------------     -------------     -------------     -------------
                                          $  98,087,000     $  14,277,000     $ 106,723,000     $ (96,925,000)    $ 122,162,000
                                          =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                               JUNE 30, 2001
                                          -------------------------------------------------------------------------------------
                                             PENHALL
                                             INTER-            PENHALL
                                            NATIONAL           RENTAL            PENHALL
                                              CORP.             CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                          -------------     -------------     -------------     -------------     -------------
Assets
   Current assets:
     Receivables, net ................    $   1,082,000     $          --     $  38,824,000     $          --     $  39,906,000
     Inventories .....................               --                --         2,273,000                --         2,273,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts .........               --                --         1,856,000                --         1,856,000
     Intercompany assets .............       29,006,000                --                --       (29,006,000)               --
     Other current assets ............          112,000           966,000         3,698,000                --         4,776,000
                                          -------------     -------------     -------------     -------------     -------------
       Total current assets ..........       30,200,000           966,000        46,651,000       (29,006,000)       48,811,000
   Net property, plant and equipment .               --         9,424,000        56,779,000                --        66,203,000
   Other assets, net .................        4,062,000                --         7,886,000                --        11,948,000
   Intercompany assets ...............       10,000,000                --                --       (10,000,000)               --
   Investment in parent ..............               --         4,001,000                --        (4,001,000)               --
   Investment in subsidiaries ........       55,992,000                --                --       (55,992,000)               --
                                          -------------     -------------     -------------     -------------     -------------
                                          $ 100,254,000     $  14,391,000     $ 111,316,000     $ (98,999,000)    $ 126,962,000
                                          =============     =============     =============     =============     =============
Liabilities and Stockholders'
   Equity (Deficit):
   Current installments of long-term
     debt ............................    $   5,173,000     $      10,000     $   1,253,000     $          --     $   6,436,000
   Trade accounts payable ............            3,000                --         9,973,000                --         9,976,000
   Accrued liabilities ...............        5,295,000           (20,000)        9,786,000                --        15,061,000
   Income taxes payable ..............               --                --                --                --                --
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts .......................               --                --         1,688,000                --         1,688,000
   Intercompany liabilities ..........               --        28,346,000           660,000       (29,006,000)               --
                                          -------------     -------------     -------------     -------------     -------------
       Total current liabilities .....       10,471,000        28,336,000        23,360,000       (29,006,000)       33,161,000
   Intercompany liabilities ..........               --                --        10,000,000       (10,000,000)               --
   Long-term debt, excluding
     current installments ............       18,066,000           186,000           520,000                --        18,772,000
   Senior notes ......................      100,000,000                --                --                --       100,000,000
   Deferred tax liabilities ..........               --          (143,000)        7,455,000                --         7,312,000
   Senior Exchangeable Preferred stock       13,573,000                --                --                --        13,573,000
   Series A Preferred stock ..........       15,219,000                --                --                --        15,219,000
   Stockholders' equity (deficit) ....      (57,075,000)      (13,988,000)       69,981,000       (59,993,000)      (61,075,000)
                                          -------------     -------------     -------------     -------------     -------------
                                          $ 100,254,000     $  14,391,000     $ 111,316,000     $ (98,999,000)    $ 126,962,000
                                          =============     =============     =============     =============     =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                       YEAR ENDED JUNE 30, 1999
                                           -----------------------------------------------------------------------------------
                                             PENHALL
                                             INTER-            PENHALL
                                            NATIONAL           RENTAL            PENHALL
                                              CORP.             CORP.            COMPANY       ELIMINATIONS      CONSOLIDATED
                                           ------------      ------------      ------------    ------------      -------------
Revenues .............................     $  5,904,000      $  1,244,000      $137,542,000     $(1,244,000)     $ 143,446,000
Cost of revenues .....................        3,569,000             5,000        97,815,000              --        101,389,000
                                           ------------      ------------      ------------     -----------      -------------
   Gross profit ......................        2,335,000         1,239,000        39,727,000      (1,244,000)        42,057,000
General and administrative expenses ..        1,390,000         9,412,000        23,035,000      (1,267,000)        32,570,000
Reorganization expenses ..............               --         3,501,000                --              --          3,501,000
Other operating income ...............           84,000           919,000           818,000        (700,000)         1,121,000
Equity earnings in subsidiaries ......        3,489,000                --                --      (3,489,000)                --
                                           ------------      ------------      ------------     -----------      -------------
   Earnings (loss) before interest
     expense and income taxes ........        4,518,000       (10,755,000)       17,510,000      (4,166,000)         7,107,000
Interest expense .....................       13,552,000           168,000           591,000          23,000         14,334,000
                                           ------------      ------------      ------------     -----------      -------------
   Earnings (loss) before income taxes       (9,034,000)      (10,923,000)       16,919,000      (4,189,000)        (7,227,000)
Income tax expense (benefit) .........       (3,895,000)       (4,456,000)        6,963,000              --         (1,388,000)
                                           ------------      ------------      ------------     -----------      -------------
Net earnings (loss) ..................     $ (5,139,000)     $ (6,467,000)     $  9,956,000     $(4,189,000)     $  (5,839,000)
                                           ============      ============      ============     ===========      =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                         YEAR ENDED JUNE 30, 2000
                                             --------------------------------------------------------------------------------
                                               PENHALL
                                                INTER-           PENHALL
                                               NATIONAL          RENTAL         PENHALL
                                                 CORP.            CORP.         COMPANY        ELIMINATIONS      CONSOLIDATED
                                             ------------      ----------     ------------     ------------      ------------
Revenues ...............................     $         --      $1,318,000     $173,060,000     $ (1,318,000)     $173,060,000
Cost of revenues .......................               --              --      119,854,000               --       119,854,000
                                             ------------      ----------     ------------     ------------      ------------
   Gross profit ........................               --       1,318,000       53,206,000       (1,318,000)       53,206,000
General and administrative expenses ....          444,000         410,000       28,938,000       (1,318,000)       28,474,000
Reorganization expenses ................               --          43,000               --               --            43,000
Other operating income .................           64,000              --        1,164,000               --         1,228,000
Equity earnings in subsidiaries ........       15,233,000              --               --      (15,233,000)               --
                                             ------------      ----------     ------------     ------------      ------------
   Earnings before interest
     expense and income taxes ..........       14,853,000         865,000       25,432,000      (15,233,000)       25,917,000
Interest expense .......................       15,115,000          28,000          448,000               --        15,591,000
                                             ------------      ----------     ------------     ------------      ------------
   Earnings (loss) before income taxes .         (262,000)        837,000       24,984,000      (15,233,000)       10,326,000
Income tax expense (benefit) ...........       (6,212,000)        311,000       10,277,000               --         4,376,000
                                             ------------      ----------     ------------     ------------      ------------
Net earnings ...........................     $  5,950,000      $  526,000     $ 14,707,000     $(15,233,000)     $  5,950,000
                                             ============      ==========     ============     ============      ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                          YEAR ENDED JUNE 30, 2001
                                               -----------------------------------------------------------------------------
                                                 PENHALL
                                                  INTER-          PENHALL
                                                 NATIONAL         RENTAL          PENHALL
                                                   CORP.           CORP.          COMPANY      ELIMINATIONS    CONSOLIDATED
                                               -------------   -------------   -------------   -------------   -------------
Revenues ....................................  $          --   $  12,005,000   $ 176,893,000   $ (13,129,000)  $ 175,769,000
Cost of revenues ............................             --              --     123,868,000              --     123,868,000
                                               -------------   -------------   -------------   -------------   -------------
   Gross profit .............................             --      12,005,000      53,025,000     (13,129,000)     51,901,000
General and administrative expenses .........        397,000         454,000      30,551,000      (2,515,000)     28,887,000
Royalties ...................................             --              --      10,614,000     (10,614,000)             --
Other operating income ......................          8,000          53,000       1,347,000              --       1,408,000
Equity earnings in subsidiaries .............     14,770,000              --              --     (14,770,000)             --
                                               -------------   -------------   -------------   -------------   -------------
   Earnings before interest
     expense and income taxes ...............     14,381,000      11,604,000      13,207,000     (14,770,000)     24,422,000
Interest expense ............................     15,095,000           5,000         163,000              --      15,263,000
                                               -------------   -------------   -------------   -------------   -------------
   Earnings (loss) before income taxes ......       (714,000)     11,599,000      13,044,000     (14,770,000)      9,159,000
Income tax expense (benefit) ................     (5,974,000)      4,510,000       5,364,000              --       3,900,000
                                               -------------   -------------   -------------   -------------   -------------
Net earnings ................................  $   5,260,000   $   7,089,000   $   7,680,000   $ (14,770,000)  $   5,259,000
                                               =============   =============   =============   =============   =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                           YEAR ENDED JUNE 30, 1999
                                                  -----------------------------------------------------------------------------
                                                     PENHALL
                                                      INTER-         PENHALL
                                                     NATIONAL        RENTAL          PENHALL
                                                       CORP.          CORP.          COMPANY      ELIMINATIONS     CONSOLIDATED
                                                  -------------   -------------   -------------   -------------   -------------
Net cash provided by (used in) operating
  activities ...................................  $    (593,000)  $ (16,821,000)  $  17,627,000   $    (700,000)  $    (487,000)
                                                  -------------   -------------   -------------   -------------   -------------
Cash flows from investing activities:
   Proceeds from sale of assets ................         76,000         363,000         529,000              --         968,000
   Capital expenditures ........................       (865,000)       (921,000)    (12,670,000)             --     (14,456,000)
   Acquisition of companies, net of cash
     acquired ..................................             --              --      (7,700,000)             --      (7,700,000)
                                                  -------------   -------------   -------------   -------------   -------------
      Net cash used in investing activities ....       (789,000)       (558,000)    (19,841,000)             --     (21,188,000)
                                                  -------------   -------------   -------------   -------------   -------------
Cash flows from financing activities:
   Due to (from) affiliates ....................    (36,415,000)     33,421,000       2,994,000              --              --
   Book overdraft ..............................             --              --       2,471,000              --       2,471,000
   Borrowings under long-term debt .............     43,200,000       2,745,000              --              --      45,945,000
   Repayments of long-term debt ................    (16,700,000)    (16,614,000)     (2,268,000)             --     (35,582,000)
   Paydown on notes payable to stockholders ....             --        (405,000)             --              --        (405,000)
   Borrowings on Senior Notes ..................    100,000,000              --              --              --     100,000,000
   Debt issuance costs .........................     (5,916,000)             --              --              --      (5,916,000)
   Dividends paid ..............................       (700,000)             --              --         700,000              --
   Proceeds from issuance of common stock ......        399,000              --              --              --         399,000
   Repurchase of common stock ..................    (93,050,000)             --              --              --     (93,050,000)
   Issuance of Series A Preferred stock ........     10,427,000              --              --              --      10,427,000
   Issuance of Series B Preferred stock ........        237,000              --              --              --         237,000
                                                  -------------   -------------   -------------   -------------   -------------
   Net cash provided by financing activities ...      1,482,000      19,147,000       3,197,000         700,000      24,526,000
                                                  -------------   -------------   -------------   -------------   -------------
   Net increase in cash and cash equivalents ...        100,000       1,768,000         983,000              --       2,851,000
Cash and cash equivalents at beginning
  of year ......................................       (100,000)         85,000         249,000              --         234,000
                                                  -------------   -------------   -------------   -------------   -------------
Cash and cash equivalents at end of year .......  $          --   $   1,853,000   $   1,232,000   $          --   $   3,085,000
                                                  =============   =============   =============   =============   =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                          YEAR ENDED JUNE 30, 2000
                                                   ------------------------------------------------------------------------
                                                     PENHALL
                                                      INTER-         PENHALL
                                                     NATIONAL        RENTAL        PENHALL
                                                       CORP.          CORP.        COMPANY      ELIMINATIONS   CONSOLIDATED
                                                   ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
  activities ...................................   $ (4,676,000)  $  5,723,000   $ 25,678,000   $ (6,443,000)  $ 20,282,000
                                                   ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
   Proceeds from sale of assets ................             --             --        865,000             --        865,000
   Capital expenditures ........................             --       (102,000)   (17,991,000)            --    (18,093,000)
                                                   ------------   ------------   ------------   ------------   ------------
      Net cash used in investing activities ....             --       (102,000)   (17,126,000)            --    (17,228,000)
                                                   ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
   Due to (from) affiliates ....................      7,350,000     (6,094,000)    (7,699,000)     6,443,000             --
   Book overdraft ..............................             --             --      2,965,000             --      2,965,000
   Borrowings under long-term debt .............     28,726,000             --             --             --     28,726,000
   Repayments of long-term debt ................    (32,375,000)       (10,000)    (4,411,000)            --    (36,796,000)
   Debt issuance costs .........................         (7,000)            --             --             --         (7,000)
   Proceeds from issuance of common stock ......        537,000             --             --             --        537,000
   Repurchase of common stock and Series B
      preferred stock ..........................        (29,000)            --             --             --        (29,000)
   Issuance of Series B preferred stock ........        574,000             --             --             --        574,000
                                                   ------------   ------------   ------------   ------------   ------------
      Net cash provided by (used in)
        financing activities ...................      4,776,000     (6,104,000)    (9,145,000)     6,443,000     (4,030,000)
                                                   ------------   ------------   ------------   ------------   ------------
      Net increase (decrease) in cash and
        cash equivalents .......................        100,000       (483,000)      (593,000)            --       (976,000)
Cash and cash equivalents at beginning
  of year ......................................             --      1,853,000      1,232,000             --      3,085,000
                                                   ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of year .......   $    100,000   $  1,370,000   $    639,000   $         --   $  2,109,000
                                                   ============   ============   ============   ============   ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30, 2001
                                                  ------------------------------------------------------------------------
                                                    PENHALL
                                                     INTER-         PENHALL
                                                    NATIONAL        RENTAL        PENHALL
                                                      CORP.          CORP.        COMPANY      ELIMINATIONS   CONSOLIDATED
                                                  ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
  activities ...................................  $ (9,922,000)  $ 12,256,000   $ 17,957,000   $ (4,559,000)  $ 15,732,000
                                                  ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
   Proceeds from sale of assets ................            --        278,000      1,014,000             --      1,292,000
   Acquisition of companies, net of cash
     acquired ..................................            --             --       (520,000)            --       (520,000)
   Capital expenditures ........................            --     (1,175,000)   (17,294,000)            --    (18,469,000)
                                                  ------------   ------------   ------------   ------------   ------------
      Net cash used in investing activities ....            --       (897,000)   (16,800,000)            --    (17,697,000)
                                                  ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
   Due to (from) affiliates ....................     9,773,000    (11,798,000)    (2,534,000)     4,559,000             --
   Book overdraft ..............................            --             --      2,891,000             --      2,891,000
   Borrowings under long-term debt .............    71,824,000             --             --             --     71,824,000
   Repayments of long-term debt ................   (71,749,000)       (10,000)    (2,044,000)            --    (73,803,000)
   Debt issuance costs .........................            --             --             --             --             --
   Proceeds from issuance of common stock ......       309,000             --             --             --        309,000
   Repurchase of common stock and Series B
      preferred stock ..........................      (521,000)            --             --             --       (521,000)
   Issuance of Series B preferred stock ........       186,000             --             --             --        186,000
                                                  ------------   ------------   ------------   ------------   ------------
      Net cash provided by (used in)
        financing activities ...................     9,822,000    (11,808,000)    (1,687,000)     4,559,000        886,000
                                                  ------------   ------------   ------------   ------------   ------------
      Net increase (decrease) in cash and
        cash equivalents .......................      (100,000)      (449,000)      (530,000)            --     (1,079,000)
Cash and cash equivalents at beginning
  of year ......................................       100,000      1,370,000        639,000             --      2,109,000
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of year .......  $         --   $    921,000   $    109,000             --   $  1,030,000
                                                  ============   ============   ============   ============   ============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

(15)  SUPPLEMENTARY CASH FLOW INFORMATION

    The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities for the years ended June 30:

                                                                        1999               2000              2001
                                                                    ------------       ------------      ------------
Cash paid (received) during the year for:
     Income taxes ............................................      $ (2,294,000)      $  1,822,000      $  4,604,000
     Interest ................................................         8,334,000         14,891,000        14,105,000
                                                                    ------------       ------------      ------------
Noncash investing and financing activities -
      Borrowings related to the acquisition of assets ........      $  1,904,000       $  1,981,000      $    963,000
      Borrowings related to the repurchase of common stock
         and Series B preferred ..............................                --                 --           314,000
      Issuance of Senior Exchangeable Preferred Stock in
         connection with the Recapitalization Mergers ........        10,000,000                 --                --
      Accretion of preferred stock to redemption value .......         2,304,000          2,854,000         3,207,000
      Accrual of cumulative dividends on preferred stock .....         2,323,000          2,946,000         3,263,000
      Issuance of Series B preferred stock ...................        18,336,000                 --                --

    The following table details the fiscal 1999 and 2001 acquisitions:

                                                           1999             2001
                                                        ----------      ----------
Accounts receivable, net .........................      $1,452,000      $       --
Inventory ........................................         317,000         125,000
Prepaid expenses .................................         507,000              --
Property, plant and equipment ....................       6,725,000       1,066,000
Goodwill .........................................         300,000         384,000
Other assets .....................................       1,330,000         100,000
Trade accounts payable ...........................         298,000              --
Accrued liabilities ..............................         288,000         480,000
Amounts due to parent company, net ...............         108,000              --
Long-term debt ...................................       2,237,000         675,000
                                                        ==========      ==========

(16)  SUBSEQUENT EVENT

    On July 25, 2001, the Company established a letter of credit for the benefit of the Company's third party insurance carrier (note 1). This letter of credit, which reduces the amount of borrowings available under the Company's Credit Facility (note 5), expires on June 15, 2002. The amount of the letter of credit is to automatically increase as follows:


July 25, 2001.........................   $1,120,000
August 9, 2001........................    2,240,000
November 9, 2001......................    3,360,000
February 9, 2001......................    4,480,000
                                         ==========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

(17)  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

    The following is unaudited quarterly supplementary financial information for 2000 and 2001:

                                                             FOR THE QUARTERS ENDED FISCAL 2000
                                              -------------------------------------------------------------------
                                              SEPTEMBER 30,     DECEMBER 31,        MARCH 31,          JUNE 30,
                                              ------------      ------------      ------------       ------------
Revenue ................................      $ 49,857,000      $ 40,768,000      $ 37,643,000       $ 44,792,000
Gross profit ...........................        16,014,000        13,212,000        10,368,000         13,612,000
Earnings before income taxes ...........         3,786,000         2,464,000           720,000          3,356,000
Net earnings ...........................         2,152,000         1,535,000           426,000          1,837,000
Net earnings (loss) available to
    common shareholders ................           773,000           101,000        (1,043,000)           319,000
Basic earnings (loss) per share ........              0.78              0.10             (1.04)              0.31


                                                              FOR THE QUARTERS ENDED FISCAL 2001
                                              --------------------------------------------------------------------
                                              SEPTEMBER 30,     DECEMBER 31,         MARCH 31,          JUNE 30,
                                              ------------      ------------       ------------       ------------
Revenue ................................      $ 53,346,000      $ 41,565,000       $ 33,619,000       $ 47,239,000
Gross profit ...........................        16,551,000        12,446,000          8,715,000         14,189,000
Earnings (loss) before income taxes ....         5,524,000         1,708,000           (785,000)         2,712,000
Net earnings (loss) ....................         3,259,000         1,007,000           (463,000)         1,456,000
Net earnings (loss) available to
    common shareholders ................         1,674,000          (634,000)        (2,005,000)          (246,000)
Basic earnings (loss) per share ........              1.65             (0.62)             (1.97)             (0.28)

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

NAME                               AGE                           TITLE
----                               ---                           -----
John T. Sawyer..................   57    Chairman of the Board of Directors, President and Chief
                                         Executive Officer
Clark George Bush...............   46    Vice President and Regional Manager, Southern California
                                         Region
Bruce F. Varney.................   49    Vice President and Regional Manager, Southwest Region
Jeffrey E. Platt................   50    Vice President-Finance and Chief Financial Officer
Gary Aamold.....................   51    Vice President and Regional Manager, Highway Services
                                         Division
Bruce C. Bruckmann..............   47    Director
Harold O. Rosser II.............   52    Director
Paul N. Arnold..................   55    Director

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

    GARY AAMOLD, Vice President and Regional Manager, Highway Services Division, joined Penhall in April 1998 as part of the Highway Services acquisition. Since 1989, Mr. Aamold has served in various managerial capacities for Highway Services.

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

ITEM 11. EXECUTIVE COMPENSATION.

    The following table summarizes the compensation paid or accrued for fiscal 2001 to the Chief Executive Officer of Penhall and to each of the four other most highly compensated executive officers of Penhall.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                                             OTHER ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION                                SALARY(1)           BONUS        COMPENSATION(2)    COMPENSATION(3)
---------------------------                                --------          --------       --------------     --------------
John T. Sawyer ..................................          $250,000          $117,930          $  8,856          $  4,972(4)
Chief Executive Officer and President-Penhall
C. George Bush ..................................           185,827           149,000             8,856             3,384(5)
Vice President-Penhall
Jeffrey E. Platt ................................           191,052            21,000             8,856             2,244(6)
Vice President-Penhall
Bruce F. Varney .................................           175,857           162,000             8,856             4,087(7)
Vice President-Penhall
Gary L. Aamold ..................................           178,752           134,000                --            10,707(8)
Vice President-Penhall

----------

(1) Includes amounts contributed as salary deferral contributions in fiscal 2001 under the Penhall International, Inc. and Affiliated Companies Employees' Profit Sharing (401(k)) Plan (the "Plan"), as follows: $10,500 for Mr. Sawyer; $10,400 for Mr. Bush; $10,500 for Mr. Varney; and $16,790 for Mr. Aamold.

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

(6) Includes $469 of Penhall matching contributions under the Plan, approximately $1,775 of premiums for health care.

(7) Includes $1,100 of Penhall matching contributions under the Plan, approximately $90 of premiums for group term life insurance, approximately $2,467 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(8) Includes $2,000 of Penhall matching contributions under the Plan, approximately $83 of premium for group term life insurance, approximately $8,194 of premium health care insurance and approximately $430 for disability insurance premiums.

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

    Penhall may, but is not required, to make matching contributions to the Plan each year. Any matching contributions will be allocated to each participant's account under the Plan proportionate to the amount that he or she has contributed to the Plan during the applicable Plan year. All Penhall and employee contributions to the Plan are allocated to a participant's individual account. Penhall charged $349,000 and $376,000 to general and administrative expense related to contributions to and expenses of the Plan for the year ended June 30, 2000 and 2001, respectively.

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

                                                                      NUMBER AND PERCENT OF SHARES
                                                                  -------------------------------------
                                                   COMMON         SENIOR EXCHANGEABLE      SERIES A            SERIES B
NAME OF BENEFICIAL OWNER                          STOCK(1)          PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK
------------------------                          --------        -------------------   ---------------     ---------------
Bruckmann, Rosser, Sherrill &
  Co., L.P (2) ...........................      582,312/59.22%                  --        9,717/93.18%        9,333/41.36%
Two Greenwich Plaza
Suite 100
Greenwich, CT 06830
The National Christian Charitable
  Foundation Inc. ........................                  --        10,000/100.0%                 --                  --
Penhall Rental Corp. (Penhall) ...........                  --                  --                  --        4,000/17.73%
John T. Sawyer ...........................      110,113/11.20%                  --                  --        2,465/10.92%
C. George Bush ...........................        41,168/4.19%                  --                  --        896.21/3.97%
Bruce F. Varney ..........................        36,554/3.72%                  --                  --           754/3.34%
Bruce C. Bruckmann (3) ...................      624,915/63.55%                  --       10,428/100.0%       10,016/44.38%
Harold O. Rosser II (3) ..................      624,915/63.55%                  --       10,428/100.0%       10,016/44.38%
All directors and officers as a group
(9 persons) ..............................      838,559/85.28%                  --       10,428/100.0%       14,827/65.70%

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

(3) Includes shares of Common stock, Series A Preferred stock and Series B Preferred stock, which are owned by BRS and certain other entities and individuals affiliated with BRS. Although Messrs. Bruckmann and Rosser may be deemed to share beneficial ownership of such shares, such individuals disclaim beneficial ownership thereof. See Note 2 above.

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

SPLIT DOLLAR INSURANCE POLICIES

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

TAX GROSS UP PAYMENTS

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS.

        The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages 17 through 48 are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

        -       Independent Auditors' Report

        -       Consolidated Balance Sheets as of June 30, 2000 and 2001.

        - Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001.

        - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1999, 2000 and 2001.

        - Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001.

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

   10.8 Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee*

   10.9        Penhall International, Inc. and Affiliated Companies Employees'
               Profit Sharing (401(k)) Plan*

   10.10       Form of Penhall International Corp. 1998 Stock Option Plan*

   12          Statement of Ratio of Earnings to Fixed Charges*

   21          Subsidiaries of the Company

   23.1        Consent of Dechert Price & Rhoads (included in Exhibit 5)*

   24          Power of Attorney*

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   25          Statement of Eligibility and Qualification, Form T-1, of United
               States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1*

   99.1        Form of Letter of Transmittal*

   99.2        Form of Notice of Guaranteed Delivery*

----------

*   Previously filed.

    (b) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PENHALL INTERNATIONAL CORP.

                                        By:  /s/      JOHN T. SAWYER
                                           -------------------------------------
                                                      John T. Sawyer
                                              Chairman of the Board, President
                                                 and Chief Executive Officer

September 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2001.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
    /s/         JOHN T. SAWYER                  Chairman of the Board, President and Chief
---------------------------------------------   Executive Officer (Principal Executive Officer)
                John T. Sawyer


    /s/        JEFFREY E. PLATT                 Vice President-Finance and Chief Financial
---------------------------------------------   Officer (Principal Accounting Officer)
               Jeffrey E. Platt

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

   10.6 Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs*

   10.7 Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez*

   10.8 Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee*

   10.9        Penhall International, Inc. and Affiliated Companies Employees'
               Profit Sharing (401(k)) Plan*

   10.10       Form of Penhall International Corp. 1998 Stock Option Plan*

   12          Statement of Ratio of Earnings to Fixed Charges*

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
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

----------

*   Previously filed.