Form 10-Q
period 2001-09-30
PENHALL INTERNATIONAL CORP
filed 2001-11-14
CIK 1070772

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

    For the quarterly period ended September 30, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS AND TITLE OF                        SHARES OUTSTANDING AS OF
             CAPITAL STOCK                               NOVEMBER 13, 2001
      ----------------------------                   ------------------------
      Common Stock, $.01 Par Value                          983,307

================================================================================

                           PENHALL INTERNATIONAL CORP.

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001
           and September 30, 2001.......................................    3

         Condensed Consolidated Statements of Operations for the three
           month periods ended September 30, 2000 and 2001..............    4

         Condensed Consolidated Statements of Cash Flows for the three
           month periods ended September 30, 2000 and 2001..............    5

         Notes to Condensed Consolidated Financial Statements...........    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....   19

Part II - Other Information

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K................................   20

        (a)  Reports on Form 8-K

             None


--------------------------------------------------------------------------------
                                                                          Page 2

ITEM 1. FINANCIAL INFORMATION

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     JUNE 30,          SEPTEMBER 30,
                                                                       2001               2001
                                                                   -------------       -------------
                                     ASSETS

Current assets:
  Cash and cash equivalents .................................      $   1,030,000       $   2,113,000
  Receivables:
             Contract and trade receivables .................         35,257,000          38,130,000
             Contract retentions due upon completion and
               acceptance of work ...........................          5,328,000           5,754,000
             Income taxes ...................................          1,084,000                  --
                                                                   -------------       -------------
                                                                      41,669,000          43,884,000
             Less allowance for doubtful receivables ........          1,763,000           1,687,000
                                                                   -------------       -------------
                      Net receivables .......................         39,906,000          42,197,000

  Costs and estimated earnings in excess of billings on
    uncompleted contracts ...................................          1,856,000             976,000
  Deferred tax assets .......................................          2,329,000           2,329,000
  Inventories ...............................................          2,273,000           2,195,000
  Prepaid expenses and other current assets .................          1,417,000           1,267,000
                                                                   -------------       -------------
                      Total current assets ..................         48,811,000          51,077,000

Property, plant and equipment, at cost:
  Land ......................................................          5,004,000           5,004,000
  Buildings and leasehold improvements ......................          9,417,000           9,276,000
  Construction and other equipment ..........................        115,670,000         116,161,000
                                                                   -------------       -------------
                                                                     130,091,000         130,441,000
  Less accumulated depreciation and amortization ............         63,888,000          65,062,000
                                                                   -------------       -------------
                      Net property, plant and equipment .....         66,203,000          65,379,000

Goodwill, net of accumulated amortization ...................          7,263,000           7,125,000
Debt issuance costs, net of accumulated amortization ........          4,062,000           3,841,000
Other assets, net ...........................................            623,000             520,000
                                                                   -------------       -------------
                                                                   $ 126,962,000       $ 127,942,000
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt ....................      $   6,436,000       $   6,281,000
  Trade accounts payable ....................................          9,976,000           9,204,000
  Accrued liabilities .......................................         15,061,000          13,909,000
  Income taxes payable ......................................                 --             170,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ................................          1,688,000             965,000
                                                                   -------------       -------------
                      Total current liabilities .............         33,161,000          30,529,000

Long-term debt, excluding current installments ..............         18,772,000          20,553,000
Senior notes ................................................        100,000,000         100,000,000
Deferred tax liabilities ....................................          7,312,000           7,312,000
Senior Exchangeable Preferred Stock, redemption value
  $13,936,000 at September 30, 2001. Authorized, issued
  and outstanding 10,000 shares at June 30, 2001 and
  September 30, 2001 ........................................         13,573,000          13,936,000
Series A Preferred Stock, redemption value $15,728,000
  at September 30, 2001. Authorized 25,000 shares; issued
  and outstanding 10,428 shares at June 30, 2001
  and September 30, 2001 ....................................         15,219,000          15,728,000

Stockholders' deficit:
  Series B Preferred Stock, par value $.01 per share
    Authorized 50,000 shares; issued and outstanding
    18,701 at June 30, 2001 and September 30, 2001 ..........         27,273,000          28,181,000
  Common stock, $.01 par value. Authorized 5,000,000
    shares; issued and outstanding 1,017,480 at June 30,
    2001 and September 30, 2001, including 34,173 shares held
    in treasury .............................................             10,000              10,000
  Additional paid-in capital ................................          1,831,000           1,831,000
  Treasury stock, at cost, 34,173 common shares at June 30,
    2001 and September 30, 2001 .............................           (288,000)           (288,000)
  Accumulated deficit .......................................        (89,901,000)        (89,850,000)
                                                                   -------------       -------------
                      Total stockholders' deficit ...........        (61,075,000)        (60,116,000)

  Commitments and contingencies .............................
                                                                   -------------       -------------
                                                                   $ 126,962,000       $ 127,942,000
                                                                   =============       =============



     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTH PERIODS
                                                               ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                             2000               2001
                                                         ------------       ------------
Revenues .............................................   $ 53,346,000       $ 49,157,000
Cost of revenues .....................................     36,795,000         34,553,000
                                                         ------------       ------------
  Gross profit .......................................     16,551,000         14,604,000
General and administrative expenses ..................      7,601,000          8,054,000
Other operating income ...............................        431,000            282,000
                                                         ------------       ------------
  Earnings before interest expense and income taxes ..      9,381,000          6,832,000
Interest expense .....................................      3,857,000          3,728,000
                                                         ------------       ------------
  Earnings before income taxes .......................      5,524,000          3,104,000
Income tax expense ...................................      2,265,000          1,273,000
                                                         ------------       ------------
Net earnings .........................................      3,259,000          1,831,000
                                                         ------------       ------------
Accretion of preferred stock to redemption value .....       (773,000)          (872,000)
Accrual of cumulative dividends on preferred stock ...       (812,000)          (908,000)
                                                         ------------       ------------
Net income available to common stockholders ..........   $  1,674,000       $     51,000
                                                         ============       ============
Earnings per share:
  Basic and diluted ..................................   $       1.65       $        .05
Weighted average number of shares outstanding:
  Basic and diluted ..................................      1,012,513            983,307



     See accompanying notes to condensed consolidated financial statements.



--------------------------------------------------------------------------------

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             THREE MONTH PERIODS
                                                                             ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2000                2001
                                                                       ------------       ------------
Cash flows from operating activities:
  Net earnings .....................................................   $  3,259,000       $  1,831,000
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Depreciation and amortization ................................      3,887,000          4,190,000
      Amortization of debt issuance costs ..........................        221,000            221,000
      Provision for doubtful accounts ..............................        325,000            (76,000)
      Gain on sale of assets .......................................       (110,000)           (45,000)
      Changes in operating assets and liabilities, net of effects of acquisitions:
        Receivables ................................................     (6,057,000)        (2,215,000)
        Inventories, prepaid expenses and other assets .............        255,000            228,000
        Costs and estimated earnings in excess of billings on
          uncompleted contracts ....................................      2,485,000            880,000
        Trade accounts payable, accrued liabilities and income
          taxes payable ............................................     (3,292,000)        (5,359,000)
        Billings in excess of costs and estimated earnings on
          uncompleted contracts ....................................     (1,638,000)          (723,000)
                                                                       ------------       ------------
            Net cash used in operating activities ..................       (665,000)        (1,068,000)
                                                                       ------------       ------------
Cash flows from investing activities:
  Proceeds from sale of assets .....................................        325,000            140,000
  Capital expenditures .............................................     (3,622,000)        (2,905,000)
  Acquisition of assets ............................................       (317,000)                --
                                                                       ------------       ------------
          Net cash used in investing activities ....................     (3,614,000)        (2,765,000)
                                                                       ------------       ------------
Cash flows from financing activities:
  Borrowings under long-term debt ..................................     11,050,000         24,776,000
  Repayments of long-term debt .....................................    (10,890,000)       (23,150,000)
  Book overdraft ...................................................      4,808,000          3,290,000
                                                                       ------------       ------------
          Net cash provided by financing activities ................      4,968,000          4,916,000
                                                                       ------------       ------------
          Net increase in cash and cash equivalents ................        689,000          1,083,000
Cash and cash equivalents at beginning of period ...................      2,109,000          1,030,000
                                                                       ------------       ------------
Cash and cash equivalents at end of period .........................   $  2,798,000       $  2,113,000
                                                                       ============       ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes ...................................................   $    456,000       $     19,000
                                                                       ============       ============
    Interest .......................................................   $  6,526,000       $  6,420,000
                                                                       ============       ============

Supplemental disclosure of noncash investing and financing activities:

Accrued liabilities related to the acquisition of assets ...........   $    440,000       $         --
                                                                       ============       ============

    Borrowings related to the acquisition of assets ................   $    339,000       $         --
                                                                       ============       ============
    Borrowings related to capital leases and equipment
      financing agreements .........................................   $    339,000                 --
                                                                       ============       ============
    Accretion of preferred stock to redemption value ...............   $    773,000       $    872,000
                                                                       ============       ============
    Accrual of cumulative dividends on preferred stock .............   $    812,000       $    908,000
                                                                       ============       ============


     See accompanying notes to condensed consolidated financial statements.



--------------------------------------------------------------------------------
                                                                          Page 5

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         The accompanying unaudited condensed consolidated financial statements of Penhall International Corp. ("Penhall" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2001.

EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential dilutive securities. There were no potential dilutive securities for the periods presented.


--------------------------------------------------------------------------------
                                                                          Page 6

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(2) SENIOR NOTES AND LONG-TERM DEBT

SENIOR NOTES

         On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company's option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. As of September 30, 2001 the Company was in compliance with all such covenants.

LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                         JUNE 30,         SEPTEMBER 30,
                                                                           2001               2001
                                                                       -----------        -------------
Note payable to former officer and shareholder, bearing interest at 8.0% per annum; principal and interest payable monthly
  until October 2002 ...............................................   $   233,000          191,000

Note payable secured by certain equipment, stated interest
  of 0%, imputed interest at 9.25% which resulted in a discount
  of $200,000; payable $428,000 due June 1, 2002 ...................   $   400,000          409,000

Note payable secured by certain equipment, stated interest of
  0%, imputed interest at 10.0% which resulted in a discount
  of $61,000; payable $300,000 due September 30, 2002 ..............       365,000          274,000

Note payable secured by certain equipment, stated interest of
  0%, imputed interest at 9.0% which resulted in a discount
  of $51,000; payable $193,000 due March 31, 2002 and 2003 .........       346,000          355,000

Revolving Loan in the maximum credit amount of $30,000,000
  secured by certain assets of the Company. The Company may elect to maintain the Revolving Loan as a Base Rate Loan, which
  accrues interest quarterly at .75% to 1.5% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 1.75%
  to 2.25% (as defined) plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the
  Company. All unpaid principal and interest is due June 15,
  2004. The effective interest rate at June 30, 2001 and
  September 30, 2001 was 6.23% and 5.45%, respectively .............     6,005,000        9,300,000

$20,000,000 Term Loan secured by certain assets of the Company;
  principal payments of $750,000 per quarter commencing September
  15, 2000 through June 15, 2001, $1,250,000 per quarter through
  June 15, 2002, and $1,500,000 per quarter through June 15,
  2004. The Company may elect to maintain the Term Loan as a Base
  Rate Loan, which accrues interest quarterly at .75% to 1.5% (as defined) plus the higher of the Federal Funds Effective Rate
  (as defined) or the current prime rate and is payable
  quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 1.75% to 2.25% (as defined) plus the Eurodollar
  Rate (as defined) and is payable on the last day of each
  elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due June 15, 2004. The effective interest rate at
  June 30, 2001 and September 30, 2001 was 5.69% and 4.93%,
  respectively .....................................................    17,000,000       15,750,000

Various equipment financing agreements due through December 2003
  with interest rates ranging from 0% to 2.29% annually ............       662,000          359,000

Other ..............................................................       197,000          196,000
                                                                       -----------      -----------
                                                                        25,208,000       26,834,000
Less current installments of long-term debt ........................     6,436,000        6,281,000
                                                                       -----------      -----------
Long-term debt, excluding current installments .....................   $18,772,000      $20,553,000
                                                                       ===========      ===========


-------------------------------------------------------------------------------=
                                                                          Page 7

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

         As part of the Revolving Loan, the Company has a Swingline Loan in the maximum credit amount of $2,500,000 secured by certain assets of the Company; interest accrues quarterly at 1.25% plus the higher of the Federal Funds Effective Rate (as defined) or then current prime rate and is payable in quarterly installments. All unpaid principal and interest is due June 10, 2004.

         The Term Loan, Revolving Loan, and Swingline Loan (the "Credit Facility") contain certain financial and non-financial covenants, including working capital, net worth, and debt to equity ratios. The Company is also required to make defined prepayments in the event cash flows from operations exceed specified amounts, as defined. The Company was in compliance with all covenants and ratios at September 30, 2001. No prepayments were required as of September 30, 2001. Additionally, under the terms of the Credit Facility, the Company had pledged all of the assets of its wholly owned subsidiaries as collateral.

         The Company had unused and available amounts under its Credit Facility in the amount of $18,210,000 at September 30, 2001.

(3) COMMITMENTS AND CONTINGENCIES

LITIGATION

         There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's opinion, based in part upon the advise of legal counsel, that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.



--------------------------------------------------------------------------------
                                                                          Page 8

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         The condensed consolidating financial information presents condensed financial statements as of June 30, 2001 and September 30, 2001 and for the three month periods ended September 30, 2000 and 2001 of:

         (a) Penhall International Corp. on a parent company only basis ("Parent") (carrying its investments in the subsidiaries under the equity method),

         (b) the Guarantor Subsidiaries (Penhall Rental Corp. and Penhall Company and subsidiaries),

         (c) elimination entries necessary to consolidate the parent company and its subsidiaries, and

         (d) the Company on a consolidated basis.


--------------------------------------------------------------------------------
                                                                          Page 9

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                June 30, 2001
                                            -------------------------------------------------------------------------------------
                                               PENHALL           PENHALL
                                            INTERNATIONAL        RENTAL            PENHALL
                                                CORP.             CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                            -------------     -------------     -------------     -------------     -------------
Assets
  Current assets:
     Receivables, net ..................... $   1,082,000     $          --     $  38,824,000     $          --     $  39,906,000
     Inventories ..........................            --                --         2,273,000                --         2,273,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts ..............            --                --         1,856,000                --         1,856,000
     Intercompany assets ..................    29,006,000                --                --       (29,006,000)               --
     Other current assets .................       112,000           966,000         3,698,000                --         4,776,000
                                            -------------     -------------     -------------     -------------     -------------
        Total current assets ..............    30,200,000           966,000        46,651,000       (29,006,000)       48,811,000

  Intercompany assets .....................    10,000,000                --                --       (10,000,000)               --
  Net property, plant and equipment .......            --         9,424,000        56,779,000                --        66,203,000
  Other assets, net .......................     4,062,000                --         7,886,000                --        11,948,000
  Investment in parent ....................            --         4,001,000                --        (4,001,000)               --
  Investment in subsidiaries ..............    55,992,000                --                --       (55,992,000)               --
                                            -------------     -------------     -------------     -------------     -------------
                                            $ 100,254,000     $  14,391,000     $ 111,316,000     $ (98,999,000)    $ 126,962,000
                                            =============     =============     =============     =============     =============
Liabilities and Stockholders' Equity
  (Deficit)
  Current installments of long-term debt .. $   5,173,000     $      10,000     $   1,253,000     $          --     $   6,436,000
  Trade accounts payable ..................         3,000                --         9,973,000                --         9,976,000
  Accrued liabilities .....................     5,295,000           (20,000)        9,786,000                --        15,061,000
  Income taxes payable ....................            --                --                --                --                --
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts .................            --                --         1,688,000                --         1,688,000
  Intercompany liabilities ................            --        28,346,000           660,000       (29,006,000)               --
                                            -------------     -------------     -------------     -------------     -------------
     Total current liabilities ............    10,471,000        28,336,000        23,360,000       (27,356,000)       33,161,000

  Intercompany liabilities ................            --                --        10,000,000       (10,000,000)               --
  Long-term debt, excluding
     current installments .................    18,066,000           186,000           520,000                --        18,772,000
  Senior notes ............................   100,000,000                --                --                --       100,000,000
  Deferred tax liabilities ................            --          (143,000)        7,455,000                --         7,312,000
  Senior Exchangeable Preferred stock .....    13,573,000                --                --                --        13,573,000
  Series A Preferred stock ................    15,219,000                --                --                --        15,219,000
  Stockholders' equity (deficit) ..........   (57,075,000)      (13,988,000)       69,981,000       (59,993,000)      (61,075,000)
                                            -------------     -------------     -------------     -------------     -------------
                                            $ 100,254,000     $  14,391,000     $ 111,316,000     $ (98,999,000)    $ 126,962,000
                                            =============     =============     =============     =============     =============


--------------------------------------------------------------------------------

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                              SEPTEMBER 30, 2001
                                            -------------------------------------------------------------------------------------
                                               PENHALL           PENHALL
                                            INTERNATIONAL        RENTAL            PENHALL
                                                CORP.             CORP.            COMPANY        ELIMINATIONS      CONSOLIDATED
                                            -------------     -------------     -------------     -------------     -------------
Assets
  Current assets:
     Receivables, net ..................... $      (2,000)    $          --     $  42,199,000     $          --     $  42,197,000
     Inventories ..........................            --                --         2,195,000                --         2,195,000
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts ..............            --                --           976,000                --           976,000
     Intercompany assets ..................    27,357,000                --                --       (27,357,000)               --
     Other current assets .................       137,000         2,045,000         3,527,000                --         5,709,000
                                            -------------     -------------     -------------     -------------     -------------
        Total current assets ..............    27,492,000         2,045,000        48,897,000       (27,357,000)       51,077,000

  Intercompany assets .....................     9,911,000                --                --        (9,911,000)               --
  Net property, plant and equipment .......            --         9,336,000        56,043,000                --        65,379,000
  Other assets, net .......................     3,841,000                --         7,645,000                --        11,486,000
  Investment in parent ....................            --         4,001,000                --        (4,001,000)               --
  Investment in subsidiaries ..............    60,061,000                --                --       (60,061,000)               --
                                            -------------     -------------     -------------     -------------     -------------
                                            $ 101,305,000     $  15,382,000     $ 112,585,000     $(101,330,000)    $ 127,942,000
                                            =============     =============     =============     =============     =============
Liabilities and Stockholders' Equity
  (Deficit)
  Current installments of long-term debt .. $   5,411,000     $      10,000     $     860,000     $          --     $   6,281,000
  Trade accounts payable ..................         1,000                --         9,203,000                --         9,204,000
  Accrued liabilities .....................     2,343,000           (21,000)       11,586,000             1,000        13,909,000
  Income taxes payable ....................       170,000                --                --                --           170,000
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts .................            --                --           965,000                --           965,000
  Intercompany liabilities ................            --        27,357,000                --       (27,357,000)               --
                                            -------------     -------------     -------------     -------------     -------------
     Total current liabilities ............     7,925,000        27,346,000        22,614,000       (27,356,000)       30,529,000

  Intercompany liabilities ................            --                --         9,911,000        (9,911,000)               --
  Long-term debt, excluding
     current installments .................    19,830,000           186,000           537,000                --        20,553,000
  Senior notes ............................   100,000,000                --                --                --       100,000,000
  Deferred tax liabilities ................            --          (143,000)        7,455,000                --         7,312,000
  Senior Exchangeable Preferred stock .....    13,936,000                --                --                --        13,936,000
  Series A Preferred stock ................    15,728,000                --                --                --        15,728,000
  Stockholders' equity (deficit) ..........   (56,114,000)      (12,007,000)       72,068,000       (64,063,000)      (60,116,000)
                                            -------------     -------------     -------------     -------------     -------------
                                            $ 101,305,000     $  15,382,000     $ 112,585,000     $(101,330,000)    $ 127,942,000
                                            =============     =============     =============     =============     =============


--------------------------------------------------------------------------------
                                                                         Page 11

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                  THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                  --------------------------------------------------------------------------
                                     PENHALL        PENHALL
                                  INTERNATIONAL      RENTAL        PENHALL
                                      CORP.           CORP.        COMPANY       ELIMINATIONS    CONSOLIDATED
                                   -----------     -----------    -----------    ------------    ------------
Revenues ......................... $        --     $   387,000    $53,346,000    $  (387,000)    $53,346,000
Cost of revenues .................          --              --     36,795,000             --      36,795,000
                                   -----------     -----------    -----------    -----------     -----------
  Gross profit ...................          --         387,000     16,551,000       (387,000)     16,551,000
General and administrative
  expenses .......................     110,000         118,000      7,760,000       (387,000)      7,601,000
Other operating income, net ......       4,000              --        427,000             --         431,000
Equity earnings in subsidiaries ..   5,566,000              --             --     (5,566,000)             --
                                   -----------     -----------    -----------    -----------     -----------
Earnings  before interest
  expense and income taxes .......   5,460,000         269,000      9,128,000     (5,566,000)      9,381,000
Interest expense .................   3,804,000              --         53,000             --       3,857,000
                                   -----------     -----------    -----------    -----------     -----------
  Earnings before income
    taxes ........................   1,656,000         269,000      9,165,000     (5,566,000)      5,524,000
Income tax expense (benefit) .....  (1,603,000)        110,000      3,758,000             --       2,265,000
                                   -----------     -----------    -----------    -----------     -----------
Net earnings ..................... $ 3,259,000     $   159,000    $ 5,407,000    $(5,566,000)    $ 3,259,000
                                   ===========     ===========    ===========    ===========     ===========




--------------------------------------------------------------------------------
                                                                         Page 12

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                     THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001
                                   ------------------------------------------------------------------------
                                     PENHALL        PENHALL
                                  INTERNATIONAL      RENTAL        PENHALL
                                      CORP.           CORP.        COMPANY      ELIMINATIONS    CONSOLIDATED
                                   -----------     -----------    -----------   ------------    ------------
Revenues ......................... $        --     $ 3,456,000    $50,988,000    $(5,287,000)    $49,157,000
Cost of revenues .................          --              --     34,553,000             --      34,553,000
                                   -----------     -----------    -----------    -----------     -----------
  Gross profit ...................          --       3,456,000     16,435,000     (5,287,000)     14,604,000
General and administrative
  expenses .......................     100,000          93,000     13,148,000     (5,287,000)      8,054,000
Other operating income, net ......          --              --        282,000             --         282,000
Equity earnings in subsidiaries ..   4,069,000              --             --     (4,069,000)             --
                                   -----------     -----------    -----------    -----------     -----------
  Earnings before interest
     expense and income taxes ....   3,969,000       3,363,000      3,569,000     (4,069,000)      6,832,000
Interest expense .................   3,693,000           5,000         30,000             --       3,728,000
                                   -----------     -----------    -----------    -----------     -----------
  Earnings before income
    taxes ........................     276,000       3,358,000      3,539,000     (4,069,000)      3,104,000
Income tax expense (benefit) .....  (1,555,000)      1,377,000      1,451,000             --       1,273,000
                                   -----------     -----------    -----------    -----------     -----------
Net earnings ..................... $ 1,831,000     $ 1,981,000    $ 2,088,000    $(4,069,000)    $ 1,831,000
                                   ===========     ===========    ===========    ===========     ===========



--------------------------------------------------------------------------------
                                                                         Page 13

                          PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW


                                                             THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                        --------------------------------------------------------------------------------
                                           PENHALL          PENHALL
                                        INTERNATIONAL        RENTAL          PENHALL
                                            CORP.             CORP.          COMPANY        ELIMINATIONS   CONSOLIDATED
                                         ------------     ------------     ------------     ------------   -------------
Net cash provided by (used in)
   operating activities ................ $ (3,124,000)    $    179,000     $  2,280,000     $         --    $   (665,000)
                                         ------------     ------------     ------------     ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets .........           --               --          325,000               --         325,000
  Capital expenditures .................           --       (1,129,000)      (2,493,000)              --      (3,622,000)
  Acquisition of assets ................           --               --         (317,000)              --        (317,000)
                                         ------------     ------------     ------------     ------------    ------------
    Net cash used in investing
      activities .......................           --       (1,129,000)      (2,485,000)              --      (3,614,000)
                                         ------------     ------------     ------------     ------------    ------------
Cash flows from financing activities:
  Due to (from) affiliates .............    2,623,000        1,570,000       (4,193,000)              --              --
  Borrowings under long-term debt ......   11,050,000               --               --               --      11,050,000
  Repayments of long-term debt .........  (10,649,000)          (1,000)        (240,000)              --     (10,890,000)
  Book overdraft .......................           --               --        4,808,000               --       4,808,000
                                         ------------     ------------     ------------     ------------    ------------
    Net cash provided by
      financing activities .............    3,024,000        1,569,000          375,000               --       4,968,000
                                         ------------     ------------     ------------     ------------    ------------
    Net increase (decrease) in cash
      and cash equivalents .............     (100,000)         619,000          170,000               --         689,000
Cash and cash equivalents at
  beginning of period ..................      100,000        1,370,000          639,000               --       2,109,000
                                         ------------     ------------     ------------     ------------    ------------
Cash and cash equivalents at
  end of period ........................ $         --     $  1,989,000     $    809,000     $         --    $  2,798,000
                                         ============     ============     ============     ============    ============



--------------------------------------------------------------------------------
                                                                         Page 14

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW



                                                          THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001
                                         ----------------------------------------------------------------------------
                                           PENHALL          PENHALL
                                         INTERNATIONAL      RENTAL          PENHALL
                                             CORP.           CORP.          COMPANY       ELIMINATIONS   CONSOLIDATED
                                         -------------   ------------    ------------     ------------   ------------
Net cash provided by (used in)
   operating activities .............    $    330,000    $ 2,067,000     $    604,000     $(4,069,000)   $ (1,068,000)
                                         ------------     -----------     -----------     -----------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets ......              --              --         140,000              --         140,000
  Capital expenditures ..............              --              --      (2,905,000)             --      (2,905,000)
  Acquisition of assets .............              --              --              --              --              --
                                         ------------     -----------     -----------     -----------    ------------
    Net cash used in investing
      activities ....................              --              --      (2,765,000)             --      (2,765,000)
                                         ------------     -----------     -----------     -----------    ------------
Cash flows from financing activities:
  Due to (from) affiliates ..........      (2,331,000)       (989,000)       (749,000)      4,069,000              --
  Borrowings under long-term debt ...      24,750,000              --          26,000              --      24,776,000
  Repayments of long-term debt ......     (22,748,000)             --        (402,000)             --     (23,150,000)
  Book overdraft ....................              --              --       3,290,000              --       3,290,000
                                         ------------     -----------     -----------     -----------    ------------
    Net cash provided by (used in)
      financing activities ..........        (329,000)       (989,000)      2,165,000       4,069,000       4,916,000
                                         ------------     -----------     -----------     -----------    ------------
    Net increase in cash
      and cash equivalents ..........           1,000       1,078,000           4,000              --       1,083,000
Cash and cash equivalents at
  beginning of period ...............              --         921,000         109,000              --       1,030,000
                                         ------------     -----------     -----------     -----------    ------------
Cash and cash equivalents at
  end of period .....................    $      1,000     $ 1,999,000     $   113,000     $        --    $  2,113,000
                                         ============     ===========     ===========     ===========    ============



--------------------------------------------------------------------------------
                                                                         Page 15

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

    6. Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998,

    7. Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

    8. Advance Concrete Sawing and Drilling, Inc., a Bakersfield, California-based company acquired in September 2000 and

    9. H&P Sawing and Drilling, A Kansas City, Missouri-based Company acquired in March 2001.

    During the same period, Penhall established operations in ten new markets by opening offices in Las Vegas, Salt Lake City, Portland, Dallas, Richmond, Fresno, Buffalo, Reno, Seattle and Cleveland.

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

                                      THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                      ---------------------------------------
                                            2000                 2001
                                      ------------------     ----------------
                                                 % OF                   % OF
                                         $       TOTAL          $       TOTAL
                                      -------    -----       -------    -----
                                               (DOLLARS IN THOUSANDS)
Operated Equipment Rental Services    $35,443     66.4%      $35,158     71.5%
Contract services(1) .............     17,903     33.6%       13,999     28.5%
                                      -------    -----       -------    -----
    Total Revenues ...............    $53,346    100.0%      $49,157    100.0%
                                      =======    =====       =======    =====

---------
(1) Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

         Revenue growth is influenced by infrastructure change, including new

--------------------------------------------------------------------------------
construction, modification and natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall's operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Revenues. Revenues for the three months ended September 30, 2001 ("Interim 2002") were $49.2 million, a decrease of $4.2 million or 7.9% from the three months ended September 30, 2000 ("Interim 2001"). The lower revenues in Interim 2002 was primarily due to a $3.9 million decrease in contract revenue caused primarily by increased competition. In addition, a slowdown in the economy that was exacerbated by the events of September 11, 2001 in Washington D.C. and New York contributed to the lower revenues in Interim 2002.

         Gross Profit. Gross profit totaled $14.6 million in Interim 2002, a decrease of $1.9 million or 11.8% from Interim 2001. Gross profit as a percentage of revenues decreased from 31.0% in Interim 2001 to 29.7% in Interim 2002. The decrease in gross profit from Interim 2001 to Interim 2002 is attributable to decreased revenue, increased competition in most of the markets serviced by the Company, and a $1.0 million increase in the cost of insurance (including self insured retention) during Interim 2002.

         General and Administrative Expenses. General and administrative expenses were $8.1 million in Interim 2002 compared to $7.6 million in Interim 2001. As a percent of revenues, general and administrative expenses were 16.4% in Interim 2002 compared to 14.3% in Interim 2001.

         The increase in general and administrative expenses in Interim 2002 compared to Interim 2001 is primarily attributable to the opening of six new office locations subsequent to Interim 2001. The six new offices in Fresno, Reno, Seattle, Kansas City, Buffalo and Cleveland had no general and administrative costs during Interim 2001 and $0.4 million during Interim 2002. Additionally, general and administrative costs do not generally change in proportion to the increases and decreases in revenues as the costs tend to be fixed.

         Interest Expense. Interest expense was $3.7 million in Interim 2002 compared to interest expense of $3.9 million in Interim 2001. The decrease in interest expense in Interim 2002 is primarily due to lower interest rates which are offset by a slight increase in borrowing.

         Income Tax Expense. The Company recorded an income tax provision of $1.3 million, or 41% of earnings before income taxes in Interim 2002, compared to an income tax provision of $2.3 million, or 41% of earnings before income taxes in Interim 2001.

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

--------------------------------------------------------------------------------

              SUMMARY CASH FLOW DATA FOR THE
             THREE MONTHS ENDED SEPTEMBER 30,          2000            2001
             --------------------------------       ----------      ----------
             Cash and cash equivalents               2,798,000       2,113,000
                                                    ----------      ----------
             Net cash provided by (used in):

                  Operating activities                (665,000)     (1,068,000)
                                                    ----------      ----------
                  Investing activities              (3,614,000)     (2,765,000)
                                                    ----------      ----------
                  Financing activities               4,968,000       4,916,000
                                                    ----------      ----------
             Capital expenditures                   (3,622,000)     (2,905,000)
                                                    ----------      ----------

         Cash used in operating activities during Interim 2001 and Interim 2002 was $0.7 and $1.1 million, respectively. In Interim 2001, the Company's net earnings, decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and higher depreciation and amortization expense offset by decreases in accounts payable and accrued liabilities, and increases in accounts receivables and decreases in billings in excess of costs and estimated earnings on uncompleted contracts resulted in a small use of cash from operations. In Interim 2002, the Company's decreased net earnings plus depreciation less an increase in receivables and decrease in accounts payable and accrued liabilities resulted in the use of cash from operating activities.

         Cash used in investing activities was $3.6 million in Interim 2001 as compared to $2.8 million in Interim 2002. Such cash was primarily used for capital expenditures of $3.6 million in Interim 2001 and $2.9 million in Interim 2002.

         Management estimates that the Company's annual capital expenditures will be approximately $14.0 million for fiscal 2002, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

         Net cash provided by financing activities in Interim 2001 was $5.0 million as compared to $4.9 million in Interim 2002. In Interim 2001 and 2002, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft.

         Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of September 30, 2001, the Company and its subsidiaries had approximately $126.8 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $60.1 million. As of September 30, 2001, approximately $18.2 million of additional borrowing was available under the Company's Credit Facility.

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

   Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will


--------------------------------------------------------------------------------
be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

   The Company will adopt Statement 142 in the first quarter of fiscal 2003. The adoption of Statement 142 may have a significant effect on the Company's results from operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. The Company anticipates unamortized Goodwill prior to adoption of Statement 142 as of June 30, 2002 will be approximately $6.7 million.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Accordingly, the Company will adopt Statement 144 in the first quarter of fiscal 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Management does not believe that the adoption of Statement 144 will have a material impact on the Company's consolidated financial statements.

On July 18, 2001, the SEC issued interpretative guidance relating to the "Classification and Measurement of Redeemable Securities". This ruling requires, among other things, that preferred shares subject to redemption upon change in control be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the company will evaluate the impact on the Series B Preferred Stock. If it is determined that this ruling requires the Series B Preferred Stock to be classified outside of permanent equity, the Company will restate its balance sheet from prior periods to reflect the change on the Form 10-Q reporting its financial position as of December 31, 2001 and 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its notes payable, including Senior Notes, Term Loan and Revolving Loan used to maintain liquidity and fund capital expenditures and expansion of the Company's operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to


--------------------------------------------------------------------------------
lower it's overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the Term Loan and Revolving Loan. The Company does not enter into derivative or interest rate transactions for speculative purposes.

         The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2001.

                                                  YEARS ENDED JUNE 30,
                                  -----------------------------------------------------                             FAIR
                                   2002       2003       2004        2005        2006     THEREAFTER    TOTAL       VALUE
                                  ------     ------     -------     ------     --------   ----------   -------     --------
                                                                         (IN THOUSANDS)
Fixed rate debt ..............    $1,008     $  580     $    17     $    4     $100,004     $  171     $101,784     $98,784(2)
Average interest rate ........      6.82%      8.07%       2.74%     10.00%       12.00%     10.00%       11.92%      11.92%

Variable rate LIBOR debt (1)..    $3,750     $6,000     $15,300     $    0     $      0     $    0     $ 25,050     $25,050
Weighted average current
  interest rate(1) ...........                                                                                         5.45%

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

        (a)  Reports on Form 8-K

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Penhall International Corp.

Date: November 13, 2001                         /s/ John T. Sawyer
                                                --------------------------------
                                                John T. Sawyer
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                                  /s/ Jeffrey E. Platt
                                                --------------------------------
                                                Jeffrey E. Platt
                                                Vice President-Finance and Chief
                                                Financial Officer





--------------------------------------------------------------------------------
                                                                         Page 20