Form 10-Q
period 2001-12-31
PENHALL INTERNATIONAL CORP
filed 2002-02-14
CIK 1070772

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

               For  the quarterly period ended December 31, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS AND TITLE OF              SHARES OUTSTANDING AS OF
           CAPITAL STOCK                    FEBRUARY 14, 2002
           -------------                    -----------------
    Common Stock, $.01 Par Value                 986,746

================================================================================

                           PENHALL INTERNATIONAL CORP.

                                      INDEX

T
                                                                                         Page No.
                                                                                         --------
Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2001..  3

           Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2000 and 2001......................................  4

           Condensed Consolidated Statements of Cash Flows for the six month periods ended
              December 31, 2000 and 2001....................................................  5

           Notes to Condensed Consolidated Financial Statements.............................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations.................................................................... 16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................... 21


Part II - Other Information

Items 1-5 are not applicable

Item 6.    Exhibits and Reports on Form 8-K................................................. 22

           a)      Reports on Form 8-K

                         None

ITEM 1.  FINANCIAL INFORMATION

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        2001                 2001
                                                                                    ------------        -------------

                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................    $  1,030,000         $  1,134,000
  Receivables:
             Contract and trade receivables ....................................      35,257,000           30,367,000
             Contract retentions due upon completion and acceptance
               of the work .....................................................       5,328,000            5,654,000
             Income taxes ......................................................       1,084,000              655,000
                                                                                    ------------         ------------
                                                                                      41,669,000           36,676,000
             Less allowance for doubtful receivables ...........................       1,763,000            1,787,000
                                                                                    ------------         ------------
                      Net receivables ..........................................      39,906,000           34,889,000

  Costs and estimated earnings in excess of billings on uncompleted
    contracts ..................................................................       1,856,000            1,369,000
  Deferred tax assets ..........................................................       2,329,000            2,329,000
  Inventories ..................................................................       2,273,000            2,123,000
  Prepaid expenses and other current assets ....................................       1,417,000            1,699,000
                                                                                    ------------         ------------
                      Total current assets .....................................      48,811,000           43,543,000

Property, plant and equipment, at cost:

  Land .........................................................................       5,004,000            5,004,000
  Buildings and leasehold improvements .........................................       9,417,000            9,493,000
  Construction and other equipment .............................................     115,670,000          118,191,000
                                                                                    ------------         ------------
                                                                                     130,091,000          132,688,000
  Less accumulated depreciation and amortization ...............................      63,888,000           68,494,000
                                                                                    ------------         ------------
                      Net property, plant and equipment ........................      66,203,000           64,194,000

Goodwill, net of accumulated amortization ......................................       7,263,000            6,973,000
Debt issuance costs, net of accumulated amortization ...........................       4,062,000            3,619,000
Other assets, net ..............................................................         623,000              221,000
                                                                                    ------------         ------------
                                                                                    $126,962,000         $118,550,000
                                                                                    ============         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt .......................................    $  6,436,000         $  6,842,000
  Trade accounts payable .......................................................       9,976,000            6,201,000
  Accrued liabilities ..........................................................      15,061,000           13,761,000
  Billings in excess of costs and estimated earnings on uncompleted
    contracts ..................................................................       1,688,000              693,000
                                                                                    ------------         ------------

                      Total current liabilities ................................      33,161,000           27,497,000

Long-term debt, excluding current installments .................................      18,772,000           14,014,000
Senior notes ...................................................................     100,000,000          100,000,000
Deferred tax liabilities .......................................................       7,312,000            7,312,000
Senior Exchangeable Preferred Stock, redemption value $13,573,000 and $14,310,000 at June 30, 2001 and December 31, 2001,
  respectively.  Authorized, issued and outstanding 10,000 shares at
  June 30, 2001 and December 31, 2001 ..........................................      13,573,000           14,310,000
Series A Preferred Stock, redemption value $15,219,000 and
  $16,251,000 at June 30, 2001 and December 31, 2001, respectively
  Authorized 25,000 shares; issued and outstanding 10,428 shares at
  June 30, 2001 and December 31, 2001 ..........................................      15,219,000           16,251,000

Stockholders' deficit:
  Series B Preferred Stock, par value $.01 per share. Authorized
    50,000 shares; issued and outstanding 18,701 shares at June 30,
    2001 and 18,803 shares at December 31, 2001 ................................      27,273,000           29,271,000
  Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,017,480 at June 30, 2001 and 1,021,127 shares at
    December 31, 2001, including 34,173 and 34,381 shares held in
    treasury at June 30, 2001 and December 31, 2001, respectively ..............          10,000               10,000
  Additional paid-in capital ...................................................       1,831,000            2,044,000
  Treasury stock, at cost, 34,173 common shares at June 30, 2001 and
    34,381 common shares at December 31, 2001 ..................................        (288,000)            (299,000)
  Accumulated deficit ..........................................................     (89,901,000)         (91,860,000)
                                                                                    ------------         ------------
                      Total stockholders' deficit ..............................     (61,075,000)         (60,834,000)
                                                                                              --                   --
                                                                                    ------------         ------------
  Commitments and contingencies.................................................    $126,962,000         $118,550,000
                                                                                    ============         ============


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTH PERIODS            SIX MONTH PERIODS
                                                              ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                       ----------------------------    ----------------------------
                                                           2000           2001            2000            2001
                                                       ------------    ------------    ------------    ------------
Revenues ...........................................   $ 41,565,000    $ 37,674,000    $ 94,911,000    $ 86,831,000
Cost of revenues ...................................     29,119,000      27,768,000      65,914,000      62,321,000
                                                       ------------    ------------    ------------    ------------
  Gross profit .....................................     12,446,000       9,906,000      28,997,000      24,510,000
General and administrative expenses ................      7,273,000       6,895,000      14,874,000      14,949,000
Other operating income, net ........................        356,000         274,000         787,000         556,000
                                                       ------------    ------------    ------------    ------------
  Earnings before interest expense and income taxes       5,529,000       3,285,000      14,910,000      10,117,000

Interest expense ...................................      3,821,000       3,579,000       7,678,000       7,307,000
                                                       ------------    ------------    ------------    ------------
  Earnings (loss) before income taxes ..............      1,708,000        (294,000)      7,232,000       2,810,000
Income tax expense (benefit) .......................        701,000        (123,000)      2,966,000       1,150,000
                                                       ------------    ------------    ------------    ------------
Net earnings (loss) ................................      1,007,000        (171,000)      4,266,000       1,660,000
Accretion of preferred stock to redemption value ...       (797,000)       (897,000)     (1,570,000)     (1,769,000)
Accrual of cumulative dividends on preferred stock .       (844,000)       (942,000)     (1,656,000)     (1,850,000)
                                                       ------------    ------------    ------------    ------------
Net earnings (loss) available to common stockholders   $   (634,000)   $ (2,010,000)   $  1,040,000    $ (1,959,000)
                                                       ============    ============    ============    ============
Earnings (loss) per share
  basic and diluted ................................   $       (.62)   $      (2.04)   $       1.03    $      (1.99)
Weighted average number of shares outstanding
  basic and diluted ................................      1,016,400         985,079       1,014,457         984,193


     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                SIX MONTH PERIODS
                                                                                ENDED DECEMBER 31,
                                                                         ----------------------------
                                                                             2000           2001
                                                                         ------------    ------------
Cash flows provided by operating activities:
  Net earnings .......................................................   $  4,266,000    $  1,660,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization ...................................      7,901,000       8,386,000
     Amortization of debt issuance costs .............................        442,000         443,000
     Provision for doubtful accounts .................................        403,000         145,000
     Gain on sale of assets ..........................................       (219,000)        (92,000)
     Changes in assets and liabilities, net of effects of
        acquisition in 2000:
     Receivables .....................................................        434,000       4,872,000
     Inventories, prepaid expenses and other assets ..................       (236,000)       (132,000)
     Costs and estimated earnings in excess of billings on
         uncompleted contracts .......................................      3,668,000         487,000
     Trade accounts payable and accrued liabilities ..................     (5,795,000)     (6,716,000)
     Billings in excess of costs and estimated earnings on
         uncompleted contracts .......................................     (1,910,000)       (995,000)
                                                                         ------------    ------------
            Net cash provided by operating activities ................      8,954,000       8,058,000
                                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets .......................................        635,000         223,000
  Capital expenditures ...............................................     (9,493,000)     (5,704,000)
  Acquisition of assets ..............................................       (317,000)           --
                                                                         ------------    ------------
            Net cash used in investing activities ....................     (9,175,000)     (5,481,000)
                                                                         ------------    ------------
Cash flows from financing activities:
  Borrowings under long-term debt ....................................     25,494,000      42,806,000
  Repayments of long-term debt .......................................    (27,516,000)    (47,458,000)
  Book overdraft .....................................................        567,000       1,829,000
  Proceeds from issuance of common stock .............................        309,000         213,000
  Repurchase of common stock and Series B preferred stock ............           --           (21,000)
  Issuance of Series B preferred stock ...............................        187,000         158,000
                                                                         ------------    ------------
            Net cash used in financing activities ....................       (959,000)     (2,473,000)
                                                                         ------------    ------------
            Net increase (decrease) in cash and cash equivalents .....     (1,180,000)        104,000
  Cash and cash equivalents at beginning of period ...................      2,109,000       1,030,000
                                                                         ------------    ------------
  Cash and cash equivalents at end of period .........................   $    929,000    $  1,134,000
                                                                         ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Income taxes ...................................................   $  1,878,000    $    721,000
                                                                         ============    ============
      Interest .......................................................   $  7,133,000    $  6,829,000
                                                                         ============    ============

Supplemental disclosure of noncash investing and financing activities:
   Accrued liabilities related to the acquisition of assets ..........   $    440,000    $         --
                                                                         ============    ============
   Borrowings related to the acquisition of assets ...................   $    339,000    $         --
                                                                         ============    ============
   Borrowings related to capital leases and equipment financing
      agreements .....................................................   $    768,000    $    300,000
                                                                         ============    ============
   Accretion of preferred stock to redemption value ..................   $  1,570,000    $  1,769,000
                                                                         ============    ============
   Accrual of cumulative dividends on preferred stock ................   $  1,656,000    $  1,850,000
                                                                         ============    ============

     See accompanying notes to condensed consolidated financial statements.

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Results of operations for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2001.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term construction contracts, accounts receivable, goodwill, long-lived assets, self-insurance, contingencies and litigation. The Company bases its estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

                                DECEMBER 31, 2001
                                   (UNAUDITED)


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



(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

   The condensed consolidating financial information presents condensed financial statements as of June 30, 2001 and December 31, 2001 and for the three and six month periods ended December 31, 2000 and 2001 of:

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

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                JUNE 30, 2001
                                                 ---------------------------------------------------------------------------------
                                                     PENHALL         PENHALL
                                                  INTERNATIONAL       RENTAL          PENHALL
                                                      CORP.            CORP.          COMPANY       ELIMINATIONS      CONSOLIDATED
                                                 -------------    -------------    -------------    -------------    -------------
Assets
  Current assets:
     Receivables, net ........................   $   1,082,000    $        --      $  38,824,000    $        --      $  39,906,000
     Inventories .............................            --               --          2,273,000             --          2,273,000
     Costs and estimated earnings in excess of
        billings on uncompleted contracts ....            --               --          1,856,000             --          1,856,000
     Intercompany assets .....................      29,006,000             --               --        (29,006,000)            --
     Other current assets ....................         112,000          966,000        3,698,000             --          4,776,000
                                                 -------------    -------------    -------------    -------------    -------------
        Total current assets .................      30,200,000          966,000       46,651,000      (29,006,000)      48,811,000
  Intercompany assets ........................      10,000,000             --               --        (10,000,000)            --
  Net property, plant and equipment ..........            --          9,424,000       56,779,000             --         66,203,000
  Other assets, net ..........................       4,062,000             --          7,886,000             --         11,948,000
  Investment in parent .......................            --          4,001,000             --         (4,001,000)            --
  Investment in subsidiaries .................      55,992,000             --               --        (55,992,000)            --
                                                 -------------    -------------    -------------    -------------    -------------
                                                 $ 100,254,000    $  14,391,000    $ 111,316,000    $ (98,999,000)   $ 126,962,000
                                                 =============    =============    =============    =============    =============
Liabilities and Stockholders' Equity (Deficit)
  Current installments of long-term debt .....   $   5,173,000    $      10,000    $   1,253,000    $        --      $   6,436,000
  Trade accounts payable .....................           3,000             --          9,973,000             --          9,976,000
  Accrued liabilities ........................       5,295,000          (20,000)       9,786,000             --         15,061,000
  Income taxes payable .......................            --               --               --               --               --
  Billings in excess of costs and estimated
     earnings on uncompleted contracts .......            --               --          1,688,000             --          1,688,000
  Intercompany liabilities ...................            --         28,346,000          660,000      (29,006,000)            --
                                                 -------------    -------------    -------------    -------------    -------------
        Total current liabilities ............      10,471,000       28,336,000       23,360,000      (29,006,000)      33,161,000
  Intercompany liabilities ...................            --               --         10,000,000      (10,000,000)            --
  Long-term debt, excluding
     current installments ....................      18,066,000          186,000          520,000             --         18,772,000
  Senior notes ...............................     100,000,000             --               --               --        100,000,000
  Deferred tax liabilities ...................            --           (143,000)       7,455,000             --          7,312,000
  Senior Exchangeable Preferred stock ........      13,573,000             --               --               --         13,573,000

  Series A Preferred stock ...................      15,219,000             --               --               --         15,219,000
  Stockholders' equity (deficit) .............     (57,075,000)     (13,988,000)      69,981,000      (59,993,000)     (61,075,000)
                                                 -------------    -------------    -------------    -------------    -------------
                                                 $ 100,254,000    $  14,391,000    $ 111,316,000    $ (98,999,000)   $ 126,962,000
                                                 =============    =============    =============    =============    =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                  DECEMBER 31, 2001
                                                 ---------------------------------------------------------------------------------
                                                    PENHALL          PENHALL
                                                 INTERNATIONAL        RENTAL          PENHALL
                                                     CORP.             CORP.          COMPANY       ELIMINATIONS      CONSOLIDATED
                                                 -------------    -------------    -------------    -------------    -------------
Assets
  Current assets:
     Receivables, net ........................   $     653,000    $        --      $  34,236,000    $        --      $  34,889,000
     Inventories .............................            --               --          2,123,000             --          2,123,000
     Costs and estimated earnings in excess of
       billings on uncompleted contracts .....            --               --          1,369,000             --          1,369,000

     Intercompany assets .....................      24,684,000             --               --        (24,684,000)            --
     Other current assets ....................         204,000        1,050,000        3,908,000             --          5,162,000
                                                 -------------    -------------    -------------    -------------    -------------
        Total current assets .................      25,541,000        1,050,000       41,636,000      (24,684,000)      43,543,000
  Intercompany assets ........................       6,934,000             --               --         (6,934,000)            --
  Net property, plant and equipment ..........            --          9,248,000       54,946,000             --         64,194,000
  Other assets, net ..........................       3,619,000             --          7,194,000             --         10,813,000
  Investment in parent .......................            --          4,001,000             --         (4,001,000)            --
  Investment in subsidiaries .................      62,027,000             --               --        (62,027,000)            --
                                                 -------------    -------------    -------------    -------------    -------------
                                                 $  98,121,000    $  14,299,000    $ 103,776,000    $ (97,646,000)   $ 118,550,000
                                                 =============    =============    =============    =============    =============
Liabilities and Stockholders' Equity (Deficit)
  Current installments of long-term debt .....   $   5,649,000    $       3,000    $   1,190,000    $        --      $   6,842,000
  Trade accounts payable .....................           4,000             --          6,197,000             --          6,201,000
  Accrued liabilities ........................       5,290,000          (19,000)       8,490,000             --         13,761,000
  Income taxes payable .......................            --               --               --               --               --
  Billings in excess of costs and estimated
     earnings on uncompleted contracts .......            --               --            693,000             --            693,000
  Intercompany liabilities ...................            --         24,684,000             --        (24,684,000)            --
                                                 -------------    -------------    -------------    -------------    -------------
        Total current liabilities ............      10,943,000       24,668,000       16,570,000      (24,684,000)      27,497,000
  Intercompany liabilities ...................            --               --          6,934,000       (6,934,000)            --
  Long-term debt, excluding
     current installments ....................      13,450,000          185,000          379,000             --         14,014,000
  Senior notes ...............................     100,000,000             --               --               --        100,000,000
  Deferred tax liabilities ...................            --           (143,000)       7,455,000             --          7,312,000
  Senior Exchangeable Preferred stock ........      14,310,000             --               --               --         14,310,000
  Series A Preferred stock ...................      16,251,000             --               --               --         16,251,000
  Stockholders' equity (deficit) .............     (56,833,000)     (10,411,000)      72,438,000      (66,028,000)     (60,834,000)
                                                 -------------    -------------    -------------    -------------    -------------
                                                 $  98,121,000    $  14,299,000    $ 103,776,000    $ (97,646,000)   $ 118,550,000
                                                 =============    =============    =============    =============    =============

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                  THREE MONTH PERIOD ENDED DECEMBER 31, 2000
                                 ------------------------------------------------------------------------
                                     PENHALL       PENHALL
                                 INTERNATIONAL      RENTAL       PENHALL
                                      CORP.         CORP.        COMPANY     ELIMINATIONS   CONSOLIDATED
                                 -------------    -----------   -----------  ------------   ------------
Revenues ......................   $      --      $   380,000   $41,565,000   $  (380,000)   $41,565,000
Cost of revenues ..............          --             --      29,119,000          --       29,119,000
                                  -----------    -----------   -----------   -----------    -----------
  Gross profit ................          --          380,000    12,446,000      (380,000)    12,446,000
General and administrative
   expenses ...................        99,000        120,000     7,434,000      (380,000)     7,273,000
Other operating income, net ...         1,000           --         355,000          --          356,000
Equity earnings in subsidiaries     3,287,000           --            --      (3,287,000)          --
                                  -----------    -----------   -----------   -----------    -----------
  Earnings  before interest
    expense and income taxes ..     3,189,000        260,000     5,367,000    (3,287,000)     5,529,000

Interest expense ..............     3,766,000           --          55,000          --        3,821,000
                                  -----------    -----------   -----------   -----------    -----------
  Earnings before income
    taxes .....................      (577,000)       260,000     5,312,000    (3,287,000)     1,708,000
Income tax expense (benefit) ..    (1,584,000)       107,000     2,178,000          --          701,000
                                  -----------    -----------   -----------   -----------    -----------
Net earnings ..................   $ 1,007,000    $   153,000   $ 3,134,000   $(3,287,000)   $ 1,007,000
                                  ===========    ===========   ===========   ===========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                  THREE MONTH PERIOD ENDED DECEMBER 31, 2001
                                   --------------------------------------------------------------------------
                                      PENHALL      PENHALL
                                   INTERNATIONAL     RENTAL         PENHALL
                                       CORP.          CORP.         COMPANY      ELIMINATIONS    CONSOLIDATED
                                   ------------    ------------   ------------   ------------    ------------
Revenues .......................   $       --      $  2,808,000   $ 39,157,000   $ (4,291,000)   $ 37,674,000
Cost of revenues ...............           --              --       28,001,000       (233,000)     27,768,000
                                   ------------    ------------   ------------   ------------    ------------
  Gross profit .................           --         2,808,000     11,156,000     (4,058,000)      9,906,000
General and administrative
  expenses .....................         88,000          98,000      8,435,000     (1,726,000)      6,895,000

Royalties ......................           --              --        2,332,000     (2,332,000)           --
Other operating income, net ....          2,000            --          272,000           --           274,000
Equity earnings in subsidiaries       1,965,000            --             --       (1,965,000)           --
                                   ------------    ------------   ------------   ------------    ------------
  Earnings  before interest
    expense and income taxes ...      1,879,000       2,710,000        661,000     (1,965,000)      3,285,000

Interest expense ...............      3,538,000           5,000         36,000           --         3,579,000
                                   ------------    ------------   ------------   ------------    ------------
  Earnings (loss) before
   income taxes ................     (1,659,000)      2,705,000        625,000     (1,965,000)       (294,000)

Income tax expense (benefit) ...     (1,488,000)      1,109,000        256,000           --          (123,000)
                                   ------------    ------------   ------------   ------------    ------------

Net earnings (loss) ............   $   (171,000)   $  1,596,000   $    369,000   $ (1,965,000)   $   (171,000)
                                   ============    ============   ============   ============    ============


                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                SIX MONTH PERIOD ENDED DECEMBER 31, 2000
                                 -----------------------------------------------------------------------
                                     PENHALL        PENHALL
                                 INTERNATIONAL      RENTAL        PENHALL
                                      CORP.          CORP.        COMPANY    ELIMINATIONS   CONSOLIDATED
                                 -------------    -----------   -----------  ------------    -----------
Revenues .......................   $      --      $   767,000   $94,911,000   $  (767,000)   $94,911,000
Cost of revenues ...............          --             --      65,914,000          --       65,914,000
                                   -----------    -----------   -----------   -----------    -----------
  Gross profit .................          --          767,000    28,997,000      (767,000)    28,997,000
General and administrative
  expenses .....................       209,000        238,000    15,194,000      (767,000)    14,874,000

Other operating income, net ....         5,000           --         782,000          --          787,000

Equity earnings in subsidiaries      8,853,000           --            --      (8,853,000)          --
                                   -----------    -----------   -----------   -----------    -----------
  Earnings before interest
    expense and income taxes ...     8,649,000        529,000    14,585,000    (8,853,000)    14,910,000


Interest expense ...............     7,570,000           --         108,000          --        7,678,000
                                   -----------    -----------   -----------   -----------    -----------
  Earnings before income
    taxes ......................     1,079,000        529,000    14,477,000    (8,853,000)     7,232,000
Income tax expense (benefit) ...    (3,187,000)       217,000     5,936,000          --        2,966,000
                                   -----------    -----------   -----------   -----------    -----------
Net earnings ...................   $ 4,266,000    $   312,000   $ 8,541,000   $(8,853,000)   $ 4,266,000
                                   ===========    ===========   ===========   ===========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                  SIX MONTH PERIOD ENDED DECEMBER 31, 2001
                                   -----------------------------------------------------------------------
                                       PENHALL       PENHALL
                                   INTERNATIONAL      RENTAL        PENHALL
                                        CORP.         CORP.         COMPANY     ELIMINATIONS CONSOLIDATED
                                   ------------    -----------   -----------   ------------  ------------
Revenues ........................   $      --      $ 6,264,000   $90,145,000   $(9,578,000)   $86,831,000
Cost of revenues ................          --             --      62,554,000      (233,000)    62,321,000
                                    -----------    -----------   -----------   -----------    -----------
 Gross profit ...................          --        6,264,000    27,591,000    (9,345,000)    24,510,000
General and administrative
    expenses ....................       188,000        191,000    18,507,000    (3,937,000)    14,949,000
Royalties .......................          --             --       5,408,000    (5,408,000)          --
Other operating income, net .....         2,000           --         554,000          --          556,000

Equity earnings in subsidiaries .     6,034,000           --            --      (6,034,000)          --
                                    -----------    -----------   -----------   -----------    -----------
  Earnings before interest
    expense and income taxes ....     5,848,000      6,073,000     4,230,000    (6,034,000)    10,117,000
Interest expense ................     7,231,000         10,000        66,000          --        7,307,000
                                    -----------    -----------   -----------   -----------    -----------
  Earnings before income
    taxes .......................    (1,383,000)     6,063,000     4,164,000    (6,034,000)     2,810,000
Income tax expense (benefit) ....    (3,043,000)     2,486,000     1,707,000          --        1,150,000
                                    -----------    -----------   -----------   -----------    -----------
Net earnings ....................   $ 1,660,000    $ 3,577,000   $ 2,457,000   $(6,034,000)   $ 1,660,000
                                    ===========    ===========   ===========   ===========    ===========

                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                               SIX MONTH PERIOD ENDED DECEMBER 31, 2000
                                             --------------------------------------------------------------------------
                                               PENHALL         PENHALL
                                            INTERNATIONAL       RENTAL        PENHALL
                                                 CORP.           CORP.         COMPANY       ELIMINATIONS  CONSOLIDATED
                                            -------------    ------------    ------------   ------------  -------------
Net cash provided by (used in)
   operating activities ..................   $ (2,986,000)   $    512,000    $ 11,428,000    $     --     $  8,954,000
                                             ------------    ------------    ------------    ----------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets ...........           --              --           635,000          --          635,000
  Capital expenditures ...................           --        (1,176,000)     (8,317,000)         --       (9,493,000)
  Acquisition of assets ..................           --              --          (317,000)         --         (317,000)
                                             ------------    ------------    ------------    ----------   ------------
         Net cash used in
            investing activities .........           --        (1,176,000)     (7,999,000)         --       (9,175,000)
                                             ------------    ------------    ------------    ----------   ------------
Cash flows from financing activities:
  Due to (from) affiliates ...............      3,740,000         231,000      (3,971,000)         --             --
  Borrowings under long-term debt ........     25,494,000            --              --            --       25,494,000
  Repayments of long-term debt ...........    (26,844,000)         (8,000)       (664,000)         --      (27,516,000)
  Book overdraft .........................           --              --           567,000          --          567,000
  Proceeds from issuance of common stock .        309,000            --              --            --          309,000
  Issuance of Series B preferred stock ...        187,000            --              --            --          187,000
                                             ------------    ------------    ------------    ----------   ------------
         Net cash provided by (used in)
            financing activities .........      2,886,000         223,000      (4,068,000)         --         (959,000)
                                             ------------    ------------    ------------    ----------   ------------
          Net decrease in cash
            and cash equivalents .........       (100,000)       (441,000)       (639,000)         --       (1,180,000)
Cash and cash equivalents at
     beginning of period .................        100,000       1,370,000         639,000          --        2,109,000
                                             ------------    ------------    ------------    ----------   ------------
Cash and cash equivalents at
     end of period .......................   $       --      $    929,000    $       --      $    --      $    929,000
                                             ============    ============    ============    ==========   ============


                           PENHALL INTERNATIONAL CORP.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                                                             SIX MONTH PERIOD ENDED DECEMBER 31, 2001
                                           -----------------------------------------------------------------------------
                                              PENHALL         PENHALL
                                           INTERNATIONAL       RENTAL         PENHALL
                                                CORP.          CORP.          COMPANY       ELIMINATIONS    CONSOLIDATED
                                           -------------    ------------    ------------    ------------    ------------
Net cash provided by
   operating activities .................   $  2,437,000    $  3,753,000    $  7,902,000    $ (6,034,000)   $  8,058,000
                                            ------------    ------------    ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets ..........           --              --           223,000            --           223,000
  Capital expenditures ..................           --              --        (5,704,000)           --        (5,704,000)
                                            ------------    ------------    ------------    ------------    ------------
         Net cash used in
            investing activities ........           --              --        (5,481,000)           --        (5,481,000)
                                            ------------    ------------    ------------    ------------    ------------
Cash flows from financing activities:
  Due to (from) affiliates ..............      1,354,000      (3,662,000)     (3,726,000)      6,034,000            --
  Borrowings under long-term debt .......     42,750,000            --            56,000            --        42,806,000
  Repayments of long-term debt ..........    (46,890,000)         (8,000)       (560,000)           --       (47,458,000)
  Book overdraft ........................           --              --         1,829,000            --         1,829,000
  Proceeds from issuance of common stock         213,000            --              --              --           213,000
  Repurchase of common stock and
    Series B preferred stock ............        (21,000)           --              --              --           (21,000)
  Issuance of Series B preferred stock ..        158,000            --              --              --           158,000
                                            ------------    ------------    ------------    ------------    ------------
         Net cash provided by (used in)
            financing activities ........     (2,436,000)     (3,670,000)     (2,401,000)      6,034,000      (2,473,000)
                                            ------------    ------------    ------------    ------------    ------------
         Net increase in cash
            and cash equivalents ........          1,000          83,000          20,000            --           104,000
Cash and cash equivalents at
     beginning of period ................           --           921,000         109,000            --         1,030,000
                                            ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at
     end of period ......................   $      1,000    $  1,004,000    $    129,000    $       --      $  1,134,000
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

GENERAL

  Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its operated equipment rental services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from thirty nine locations in seventeen states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

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

                                     THREE MONTH PERIODS ENDED DECEMBER 31,        SIX MONTH PERIODS ENDED DECEMBER 31,
                                     ---------------------------------------     ---------------------------------------
                                            2001                   2000                2001                  2000
                                     ------------------    -----------------     -----------------     -----------------
                                                  % OF                 % OF                  % OF                  % OF
                                        $         TOTAL        $       TOTAL        $        TOTAL       $         TOTAL
                                     -------     -----     -------     -----     -------     -----     -------     -----
                                               (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
Operated Equipment Rental Services   $28,521      75.7%    $31,995      77.0%    $63,679      73.3%    $67,438      71.1%
Contract Services (1) ............     9,153      24.3%      9,570      23.0%     23,152      26.7%     27,473      28.9%
                                     -------     -----     -------     -----     -------     -----     -------     -----
    Total Revenues ...............   $37,674     100.0%    $41,565     100.0%    $86,831     100.0%    $94,911     100.0%
                                     =======     =====     =======     =====     =======     =====     =======     =====

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term construction contracts, accounts receivable, goodwill, long-lived assets, self-insurance, contingencies and litigation. The Company bases its estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

The Company is not a party to any off-balance sheet arrangements, and does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transactions with any persons or activities that derive benefits from their non-independent relations with the Company.

RESULTS OF OPERATIONS

  Six Months Ended December 31, 2001 Compared to Six months Ended December 31, 2000

   Revenues. Revenues for the six months ended December 31, 2001 ("Interim 2002") were $86.8 million, a decrease of $8.1 million or 8.5% over the six months ended December 31, 2000 ("Interim 2001"). Lower revenues in Interim 2002 were primarily a result of a weaker economy and increased competition.

   Gross Profit. Gross profit totaled $24.5 million in Interim 2002, a decrease of $4.5 million or 15.5% from Interim 2001. Gross profit as a percentage of revenues decreased from 30.6% in Interim 2001 to 28.2% in Interim 2002. The decrease in gross profit from Interim 2001 to Interim 2002 is primarily attributable to decreased revenue, increased competition, and an increase of $1.1 million in insurance costs during Interim 2002. The decrease in gross profit as a percentage of revenues was due to increased competition, an increase in insurance costs and a decrease in equipment utilization.

   General and Administrative Expenses. General and administrative expenses were $14.9 million in Interim 2002 compared to $14.9 million in Interim 2001. As a percent of revenues, general and administrative expenses were 17.2% in Interim 2002 compared to 15.7% in Interim 2001. The increase in general and administrative expenses as a percentage of revenues during Interim 2002 is attributable to the fixed nature of these types of expenses and an increase in salaries and related expenses for new offices that was offset by a general decrease in salaries in all divisions due to staff reductions in response to the weakening economy.

   Interest Expense. Interest expense was $7.3 million in Interim 2002 compared to interest expense of $7.7 million in Interim 2001. The decrease in interest expense is attributable to lower interest rates and lower borrowings by the Company in Interim 2002.

   Income Tax Expense (Benefit). The Company recorded an income tax provision of $1.2 million, or 41% of earnings before income taxes in Interim 2002, compared to an income tax provision of $3.0 million, or 41% of earnings before income taxes in Interim 2001. The decrease in the tax provision is attributable to lower earnings before income tax in Interim 2002.

  Three months Ended December 31, 2001 Compared to Three months Ended December 31, 2000

   Revenues. Revenues for the three months ended December 31, 2001 ("Interim 2002") were $37.7 million, a decrease of $3.9 million or 9.4% over the three months ended December 31, 2000 ("Interim 2001"). Lower revenues in Interim 2002 were primarily a result of a weaker economy and increased competition.

   Gross Profit. Gross profit totaled $9.9 million in Interim 2002, a decrease of $2.5 million or 20.4% from Interim 2001. Gross profit as a percentage of revenues decreased to 26.3% in Interim 2002 from 30.0% in Interim 2001. The decrease in gross profit is primarily attributable to decreased revenue and an increase in competition. The decrease in gross profit as a percentage of revenues was due primarily to increased competition and a decrease in utilization; particularly the Company's grinding and excavating equipment.

   General and Administrative Expenses. General and administrative expenses were $6.9 million in Interim 2002 compared to $7.3 million in Interim 2001, a decrease of $0.4 million. As a percent of revenues, general and administrative expenses were 18.3% in Interim 2002 compared to 17.5% in Interim 2001. The increase in general and administrative expenses as a percentage of revenues consists primarily of an increase in health insurance expense of $0.2 million, as well as an increase in salaries and related expenses for new offices that was offset by a general decrease in salaries in all divisions due to staff reductions in response to the weakening economy.

   Interest Expense. Interest expense was $3.6 million in Interim 2002 compared to interest expense of $3.8 million in Interim 2001. The decrease in interest expense is attributable to lower interest rates and lower borrowings in Interim 2002.

   Income Tax Expense (Benefit). The Company recorded an income tax benefit of $0.1 million, or 42% of loss before income taxes in Interim 2002 compared to an income tax provision of $0.7 million, or 41% of earnings before income taxes in Interim 2001. The tax benefit is attributable to a loss before income tax in Interim 2002.

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

    ------------------------------------------------------------------
    SUMMARY CASH FLOW DATA FOR THE
    SIX MONTHS ENDED DECEMBER 31,              2000             2001
    ------------------------------------------------------------------
    Cash and cash equivalents                 929,000       1,134,000
    ------------------------------------------------- ---------------

    Net cash provided by (used in):
    ------------------------------------------------- ---------------
         Operating activities               8,954,000       8,058,000
    ------------------------------------------------- ---------------
         Investing activities              (9,175,000)     (5,481,000)
    ------------------------------------------------- ---------------
         Financing activities                (959,000)     (2,473,000)
    ------------------------------------------------- ---------------
         Capital expenditures              (9,493,000)     (5,704,000)
    ------------------------------------------------------------------




   Cash provided by operating activities decreased to $8.1 million in Interim 2002 from $9.0 million in Interim 2001. In Interim 2002, the Company's net earnings and depreciation plus a decrease in receivables less a decrease in trade accounts payable and accrued liabilities resulted in $8.1 million net cash provided by operating activities. In Interim 2001, the Company's net earnings and depreciation plus a reduction in costs and estimated earnings in excess of billings on uncompleted contracts, less reductions in accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts resulted in $9.0 million net cash provided from operating activities.

   Net cash used in investing activities decreased $3.7 to $5.5 million in Interim 2002 from $9.2 million in Interim 2001. The reduction in net cash used in investing activities is primarily attributable to a decrease in capital expenditures of $3.8 million in Interim 2002 as compared to Interim 2001.

   Management estimates that the Company's annual capital expenditures will be approximately $13.0 million for fiscal 2002, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

   Net cash used by financing activities in Interim 2002 was $2.5 million as compared to $1.0 million in Interim 2001. In Interim 2002, the Company's financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft. In Interim 2001, the Company's financing activities were also primarily the result of borrowings and repayments of long-term debt and a book overdraft.

   Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of December 31, 2001, the Company and its subsidiaries had approximately $120.9 million of total indebtedness outstanding (including the Notes) and a stockholders' deficit of approximately $60.8 million. As of December 31, 2001, approximately $22.2 million of additional borrowing was available under the Company's New Credit Facility.

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

   The Company will adopt Statement 142 in the first quarter of fiscal 2003. The adoption of Statement 142 may have a significant effect on the Company's results from operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. The Company anticipates unamortized Goodwill immediately prior to adoption of Statement 142 will be $6.7 million.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. We will adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial reporting and related disclosures.

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

  The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Accordingly, the Company will adopt Statement 144 in the first quarter of fiscal 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Management does not believe that the adoption of Statement 144 for assets held for sale or other disposal to have a material impact on the Company's financial statements.

     On July 18, 2001, the SEC issued interpretative guidance relating to the "Classification and Measurement of Redeemable Securities". This ruling requires, among other things, that preferred shares subject to redemption upon change in control be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the company has evaluated the impact on the Series B Preferred Stock and determined that there is no impact on the classification of the Series B Preferred Stock.

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

   The table below presents the principal amounts of debt (excluding capital lease obligations of $507,000), weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2001.

                                                 YEARS ENDED JUNE 30,
                              --------------------------------------------------------                              FAIR
                               2002         2003        2004        2005        2006     THEREAFTER     TOTAL       VALUE
                              --------    --------    --------    --------    --------   ----------    --------    --------
                                                           (IN THOUSANDS)
Fixed rate debt ...........   $    702    $    514    $      4    $      4    $100,004    $    171    $101,399    $104,399(2)
Average interest rate .....       9.03%       9.43%      10.00%      10.00%      12.00%      10.00%      11.96%      11.96%

Variable rate LIBOR debt (1)  $  2,500    $  6,000    $ 10,450    $      0    $      0    $      0    $ 18,950    $ 18,950
Weighted average current
interest rate (1)..........                                                                                           3.82%

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

                                    Penhall International Corp.

Date:  February 14, 2002                /s/     John T. Sawyer
                                     ----------------------------------------
                                                John T. Sawyer
                                        Chairman of the Board, President and
                                           Chief Executive Officer