Form 10-Q
period 2002-03-31
PENHALL INTERNATIONAL CORP
filed 2002-05-15
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number. 333-64745

PENHALL INTERNATIONAL CORP.

(Exact Name of registrant as specified in its charter)

ARIZONA	86-0634394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 PENHALL WAY, ANAHEIM, CA 92803
(Address of principal executive offices) (Zip Code)

(714) 772-6450
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes         No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF	SHARES OUTSTANDING AS OF
CAPITAL STOCK	May 14, 2002

Common Stock, $.01 Par Value	986,331

PENHALL INTERNATIONAL CORP.

INDEX

Page No.

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31, 2002	3

Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2001 and 2002	4

Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2001 and 2002	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Part II — Other Information

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K	24

a) Reports on Form 8-K

None

Item 1. Financial Information

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$1,030,000	$3,117,000

Receivables:

Contract and trade receivables	35,257,000	26,320,000

Contract retentions due upon completion and acceptance of the work	5,328,000	4,805,000

Income taxes	1,084,000	1,962,000

	41,669,000	33,087,000

Less allowance for doubtful receivables	1,763,000	1,360,000

Net receivables	39,906,000	31,727,000

Costs and estimated earnings in excess of billings on uncompleted contracts	1,856,000	1,869,000

Deferred tax assets	2,329,000	2,329,000

Inventories	2,273,000	1,874,000

Prepaid expenses and other current assets	1,417,000	1,939,000

Total current assets	48,811,000	42,855,000

Property, plant and equipment, at cost:

Land	5,004,000	5,004,000

Buildings and leasehold improvements	9,417,000	8,819,000

Construction and other equipment	115,670,000	121,788,000

	130,091,000	135,611,000

Less accumulated depreciation and amortization	63,888,000	67,609,000

Net property, plant and equipment	66,203,000	68,002,000

Goodwill, net of accumulated amortization	7,263,000	9,149,000

Debt issuance costs, net of accumulated amortization	4,062,000	3,398,000

Other assets, net	623,000	1,503,000

	$126,962,000	$124,907,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Current installments of long-term debt	$6,436,000	$9,212,000

Trade accounts payable	9,976,000	5,817,000

Accrued liabilities	15,061,000	12,708,000

Billings in excess of costs and estimated earnings on uncompleted contracts	1,688,000	582,000

Total current liabilities	33,161,000	28,319,000

Long-term debt, excluding current installments	18,772,000	19,722,000

Senior notes	100,000,000	100,000,000

Deferred tax liabilities	7,312,000	9,271,000

Senior Exchangeable Preferred Stock, redemption value $13,573,000 and $14,685,000 at June 30, 2001 and March 31, 2002, respectively. Authorized, issued and outstanding 10,000 shares at June 30, 2001 and March 31, 2002	13,573,000	14,685,000

Series A Preferred Stock, redemption value $15,219,000 and $16,781,000 at June 30, 2001 and March 31, 2002, respectively Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2001 and March 31, 2002	15,219,000	16,781,000

	June 30,	March 31,
	2001	2002

Stockholders’ deficit:

Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,701 shares at June 30, 2001 and 18,796 shares at March 31, 2002	27,273,000	30,215,000

Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,017,480 at June 30, 2001 and 1,021,127 shares at March 31, 2002, including 34,173 and 34,617 shares held in treasury at June 30, 2001 and March 31, 2002, respectively	10,000	10,000

Additional paid-in capital	1,831,000	2,044,000

Treasury stock, at cost, 34,173 common shares at June 30, 2001 and 34,617 common shares at March 31, 2002	(288,000)	(309,000)

Accumulated deficit	(89,901,000)	(95,831,000)

Total stockholders’ deficit	(61,075,000)	(63,871,000)
Commitments and contingencies

	$126,962,000	$124,907,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	THREE MONTH PERIODS		NINE MONTH PERIODS
	ENDED MARCH 31,		ENDED MARCH 31,

	2001	2002	2001	2002

Revenues	$33,619,000	$30,010,000	$128,530,000	$116,841,000

Cost of revenues	24,904,000	23,965,000	90,818,000	86,286,000

Gross profit	8,715,000	6,045,000	37,712,000	30,555,000

General and administrative expenses	6,013,000	6,606,000	20,887,000	21,555,000

Other operating income, net	213,000	423,000	1,000,000	979,000

Earnings (loss) before interest expense and income taxes	2,915,000	(138,000)	17,825,000	9,979,000

Interest expense	3,700,000	3,440,000	11,378,000	10,747,000

Earnings (loss) before income taxes	(785,000)	(3,578,000)	6,447,000	(768,000)

Income tax expense (benefit)	(322,000)	(1,465,000)	2,644,000	(315,000)

Net earnings (loss)	(463,000)	(2,113,000)	3,803,000	(453,000)

Accretion of preferred stock to redemption value	(803,000)	(905,000)	(2,373,000)	(2,674,000)

Accrual of cumulative dividends on preferred stock	(739,000)	(953,000)	(2,395,000)	(2,803,000)

Net loss available to common stockholders	$(2,005,000))	$(3,971,000)	$(965,000)	$(5,930,000)

Loss per share basic and diluted	$(1.97)	$(4.02)	$(.95)	$(6.02)

Weighted average number of shares outstanding basic and diluted	1,017,480	986,657	1,015,450	984,998

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTH PERIODS
	ENDED MARCH 31,

	2001	2002

Cash flows provided by operating activities:

Net earnings (loss)	$3,803,000	$(453,000)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Depreciation and amortization	12,046,000	12,752,000

Amortization of debt issuance costs	663,000	664,000

Provision for doubtful accounts	14,000	(5,000)

Gain on sale of assets	(282,000)	(129,000)

Changes in operating assets and liabilities, net of effects of acquisitions:

Receivables	5,607,000	6,873,000

Inventories, prepaid expenses and other assets	(358,000)	(123,000)

Costs and estimated earnings in excess of billings on uncompleted contracts	2,582,000	(13,000)

Trade accounts payable and accrued liabilities	(10,933,000)	(8,368,000)

Billings in excess of costs and estimated earnings on uncompleted contracts	(1,431,000)	(1,106,000)

Net cash provided by operating activities	11,711,000	10,092,000

Cash flows from investing activities:

Proceeds from sale of assets	795,000	320,000

Capital expenditures	(13,298,000)	(7,235,000)

Acquisition of assets	(520,000)	(3,507,000)

Net cash used in investing activities	(13,023,000)	(10,422,000)

Cash flows from financing activities:

Borrowings under long-term debt	45,961,000	62,641,000

Repayments of long-term debt	(46,924,000)	(62,480,000)

Book overdraft	1,444,000	1,925,000

Proceeds from issuance of common stock	309,000	213,000

Repurchase of common stock and Series B preferred stock	(501,000)	(40,000)

Issuance of Series B preferred stock	187,000	158,000

Net cash provided by financing activities	476,000	2,417,000

Net change in cash and cash equivalents	(836,000)	2,087,000

Cash and cash equivalents at beginning of period	2,109,000	1,030,000

Cash and cash equivalents at end of period	$1,273,000	$3,117,000

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$3,847,000	$791,000

Interest	$13,586,000	$13,084,000

Supplemental disclosure of noncash investing and financing activities:

Accrued liabilities related to the acquisition of assets	$480,000	$3,400,000

Borrowings related to the acquisition of assets	$675,000	$3,265,000

Borrowings related to capital leases and equipment financing agreements	$1,130,000	$300,000

Accretion of preferred stock to redemption value	$2,373,000	$2,674,000

Accrual of cumulative dividends on preferred stock	$2,395,000	$2,803,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
(Unaudited)

(1)	Basis Of Presentation

         Penhall International, Inc. (“PII”) was founded in 1957 and was incorporated in the state of California on April 19, 1988. On August 4, 1998, $100,000,000 of 12% Senior Notes (the Senior Notes) were sold by Penhall Acquisition Corp., an Arizona corporation formed by an unrelated third party (the Third Party) to effect the recapitalization of PII. As part of the recapitalization, a series of mergers (the Recapitalization Mergers) were consummated pursuant to which Phoenix Concrete Cutting, Inc., a wholly-owned subsidiary of PII, became the corporate parent of PII, the Third Party acquired a 62.5% interest in Phoenix Concrete Cutting, Inc. and Phoenix Concrete Cutting, Inc. became the successor obligor of the Senior Notes. Following the consummation of the Recapitalization Mergers, Phoenix Concrete Cutting, Inc. changed its name to Penhall International Corp., and PII changed its name to Penhall Rental Corp.

         Under accounting principles generally accepted in the United States of America, the Recapitalization Mergers were accounted for as a leveraged recapitalization transaction in a manner similar to a pooling-of-interests. Under this method, the transfer of controlling interest in PII to the Third-Party did not change the accounting basis of the assets and liabilities in PII’s separate stand-alone financial statements.

         The accompanying unaudited condensed consolidated financial statements of Penhall International Corp. (“Penhall” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Results of operations for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2001.

Loss Per Share

         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential dilutive securities. There were 9,340 options issued during the nine month period ended March 31, 2002. For the three and nine month periods ended March 31, 2002 these options had no potential dilutive effect on diluted loss per share. There were no potential dilutive securities for the three and nine month periods ended March 31, 2001.

         On October 7, 1999, the Board of Directors of Penhall adopted the Penhall International Corp. Stock Incentive Plan.

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

MARCH 31, 2002
(Unaudited)

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

(2)	Acquisition

         In March 2002, Penhall Company, a California corporation and a wholly-owned subsidiary of Penhall, purchased 100% of the stock of Bob Mack Company, Inc (“Bob Mack”) and selected assets of Bobbie Mack Grinding, Inc (“Grinding”). Bob Mack and Grinding were related parties prior to the purchase. Total consideration for the purchase of Bob Mack stock was approximately $6.0 million, $3.0 million in cash and the remainder payable in equal installments in March 2003 and 2004. Total consideration for the purchase of selected assets from Grinding was $800,000, $400,000 in cash and the remainder payable in equal installments in March 2003 and 2004. In addition, the shareholders of Bob Mack signed 5 year non-compete agreements with Penhall which restrict the former shareholders of Bob Mack from competing with the acquired business and requires Penhall to pay the former shareholders $1.4 million in 5 equal payments over a four year period. The acquisition was accounted for in accordance with SFAS 141, “Business Combinations.” The results of operations for the month of March 2002 of Bob Mack are included in the consolidated financial statements as of March 31, 2002. Approximately $2.4 million of goodwill was recorded related to this transaction. Based in Visalia, California, Bob Mack primarily operates in central California and is a provider of asphalt removal, grinding and milling services. The acquisition of Bob Mack expands the range of services offered by Penhall.

(3)	Commitments and Contingencies

Litigation

         There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management’s present opinion, based in part upon the advise of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
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

         The condensed consolidating financial information presents condensed financial statements as of June 30, 2001 and March 31, 2002 and for the three and nine month periods ended March 31, 2002 and 2001 of:

         a)      Penhall International Corp. on a parent company only basis (“Parent”) (carrying its investments in the subsidiaries under the equity method),

         b)      the Guarantor Subsidiaries (Penhall Rental Corp. and Penhall Company)

         c)      elimination entries necessary to consolidate the parent company and its subsidiaries, and

         d)      the Company on a consolidated basis.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2001

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Assets

Current assets:

Receivables, net	$1,082,000	$—	$38,824,000	$—	$39,906,000

Inventories	—	—	2,273,000	—	2,273,000

Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,856,000	—	1,856,000

Intercompany assets	29,006,000	—	—	(29,006,000)	—

Other current assets	112,000	966,000	3,698,000	—	4,776,000

Total current assets	30,200,000	966,000	46,651,000	(29,006,000)	48,811,000

Intercompany assets	10,000,000	—	—	(10,000,000)	—

Net property, plant and equipment	—	9,424,000	56,779,000	—	66,203,000

Other assets, net	4,062,000	—	7,886,000	—	11,948,000

Investment in parent	—	4,001,000	—	(4,001,000)	—

Investment in subsidiaries	55,992,000	—	—	(55,992,000)	—

	$100,254,000	$14,391,000	$111,316,000	$(98,999,000)	$126,962,000

Liabilities and Stockholders’ Equity (Deficit)

Current installments of long-term debt	$5,173,000	$10,000	$1,253,000	$—	$6,436,000

Trade accounts payable	3,000	—	9,973,000	—	9,976,000

Accrued liabilities	5,295,000	(20,000)	9,786,000	—	15,061,000

Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	1,688,000	—	1,688,000

Intercompany liabilities	—	28,346,000	660,000	(29,006,000)	—

Total current liabilities	10,471,000	28,336,000	23,360,000	(29,006,000)	33,161,000

Intercompany liabilities	—	—	10,000,000	(10,000,000)	—

Long-term debt, excluding current installments	18,066,000	186,000	520,000	—	18,772,000

Senior notes	100,000,000	—	—	—	100,000,000

Deferred tax liabilities	—	(143,000)	7,455,000	—	7,312,000

Senior Exchangeable Preferred stock	13,573,000	—	—	—	13,573,000

Series A Preferred stock	15,219,000	—	—	—	15,219,000

Stockholders’ equity (deficit)	(57,075,000)	(13,988,000)	69,981,000	(59,993,000)	(61,075,000)

	$100,254,000	$14,391,000	$111,316,000	$(98,999,000)	$126,962,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	MARCH 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Assets

Current assets:

Receivables, net	$2,189,000	$—	$29,538,000	$—	$31,727,000

Inventories	—	—	1,874,000	—	1,874,000

Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,869,000	—	1,869,000

Intercompany assets	25,206,000	—	—	(25,206,000)	—

Other current assets	126,000	2,943,000	4,316,000	—	7,385,000

Total current assets	27,521,000	2,943,000	37,597,000	(25,206,000)	42,855,000

Intercompany assets	2,309,000	—	—	(2,309,000)	—

Net property, plant and equipment	—	9,147,000	58,855,000	—	68,002,000

Other assets, net	3,398,000	—	10,652,000	—	14,050,000

Investment in parent	—	4,001,000	—	(4,001,000)	—

Investment in subsidiaries	61,979,000	—	—	(61,979,000)	—

	$95,207,000	$16,091,000	$107,104,000	$(93,495,000)	$124,907,000

Liabilities and Stockholders’ Equity (Deficit)

Current installments of long-term debt	$5,858,000	$3,000	$3,351,000	$—	$9,212,000

Trade accounts payable	4,000	—	5,814,000	(1,000)	5,817,000

Accrued liabilities	2,249,000	25,000	10,434,000	—	12,708,000

Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	582,000	—	582,000

Intercompany liabilities	—	25,206,000	—	(25,206,000)	—

Total current liabilities	8,111,000	25,234,000	20,181,000	(25,207,000)	28,319,000

Intercompany liabilities	—	—	2,309,000	(2,309,000)	—

Long-term debt, excluding current installments	15,500,000	184,000	4,038,000	—	19,722,000

Senior notes	100,000,000	—	—	—	100,000,000

Deferred tax liabilities	—	(143,000)	9,414,000	—	9,271,000

Senior Exchangeable Preferred stock	14,685,000	—	—	—	14,685,000

Series A Preferred stock	16,781,000	—	—	—	16,781,000

Stockholders’ equity (deficit)	(59,870,000)	(9,184,000)	71,162,000	(65,979,000)	(63,871,000)

	$95,207,000	$16,091,000	$107,104,000	$(93,495,000)	$124,907,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED MARCH 31, 2001

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$371,000	$33,619,000	$(371,000)	$33,619,000

Cost of revenues	—	—	24,904,000	—	24,904,000

Gross profit	—	371,000	8,715,000	(371,000)	8,715,000

General and administrative expenses	94,000	120,000	6,170,000	(371,000)	6,013,000

Other operating income, net	2,000	—	211,000	—	213,000

Equity earnings in subsidiaries	1,765,000	—	—	(1,765,000)	—

Earnings before interest expense and income taxes	1,673,000	251,000	2,756,000	(1,765,000)	2,915,000

Interest expense	3,685,000	1,000	14,000	—	3,700,000

Earnings (loss) before income taxes	(2,012,000)	250,000	2,742,000	(1,765,000)	(785,000)

Income tax expense (benefit)	(1,549,000)	103,000	1,124,000	—	(322,000)

Net earnings (loss)	$(463,000)	$147,000	$1,618,000	$(1,765,000)	$(463,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED MARCH 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$2,163,000	$31,433,000	$(3,586,000)	$30,010,000

Cost of revenues	—	—	24,062,000	(97,000)	23,965,000

Gross profit	—	2,163,000	7,371,000	(3,489,000)	6,045,000

General and administrative expenses	97,000	77,000	8,042,000	(1,610,000)	6,606,000

Royalties	—	—	1,880,000	(1,880,000)	—

Other operating income, net	1,000	—	422,000	—	423,000

Equity earnings in subsidiaries	(47,000)	—	—	47,000	—

Earnings (loss) before interest expense and income taxes	(143,000)	2,086,000	(2,129,000)	48,000	(138,000)

Interest expense	3,403,000	4,000	33,000	—	3,440,000

Earnings (loss) before income Taxes	(3,546,000)	2,082,000	(2,162,000)	48,000	(3,578,000)

Income tax expense (benefit)	(1,433,000)	854,000	(886,000)	—	(1,465,000)

Net earnings (loss)	$(2,113,000)	$1,228,000	$(1,276,000)	$48,000	$(2,113,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	NINE MONTH PERIOD ENDED MARCH 31, 2001

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$1,138,000	$128,530,000	$(1,138,000)	$128,530,000

Cost of revenues	—	—	90,818,000	—	90,818,000

Gross profit	—	1,138,000	37,712,000	(1,138,000)	37,712,000

General and administrative expenses	303,000	358,000	21,364,000	(1,138,000)	20,887,000

Other operating income, net	7,000	—	993,000	—	1,000,000

Equity earnings in subsidiaries	10,618,000	—	—	(10,618,000)	—

Earnings before interest expense and income taxes	10,322,000	780,000	17,341,000	(10,618,000)	17,825,000

Interest expense	11,255,000	1,000	122,000	—	11,378,000

Earnings (loss) before income taxes	(933,000)	779,000	17,219,000	(10,618,000)	6,447,000

Income tax expense (benefit)	(4,736,000)	320,000	7,060,000	—	2,644,000

Net earnings	$3,803,000	$459,000	$10,159,000	$(10,618,000)	$3,803,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	NINE MONTH PERIOD ENDED MARCH 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$8,427,000	$121,578,000	$(13,164,000)	$116,841,000
Cost of revenues	—	—	86,616,000	(330,000)	86,286,000

Gross profit	—	8,427,000	34,962,000	(12,834,000)	30,555,000

General and administrative expenses	285,000	268,000	26,549,000	(5,547,000)	21,555,000

Royalties	—	—	7,288,000	(7,288,000)	—

Other operating income, net	3,000	—	976,000	—	979,000

Equity earnings in subsidiaries	5,987,000	—	—	(5,987,000)	—

Earnings before interest expense and income taxes	5,705,000	8,159,000	2,101,000	(5,986,000)	9,979,000

Interest expense	10,634,000	14,000	99,000	—	10,747,000

Earnings (loss) before income taxes	(4,929,000)	8,145,000	2,002,000	(5,986,000)	(768,000)

Income tax expense (benefit)	(4,476,000)	3,340,000	821,000	-—	(315,000)

Net earnings (loss)	$(453,000)	$4,805,000	$1,181,000	$(5,986,000)	$(453,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	NINE MONTH PERIOD ENDED MARCH 31, 2001

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(9,030,000)	$385,000	$20,356,000	$—	$11,711,000

Cash flows from investing activities:

Proceeds from sale of assets	—	—	795,000	—	795,000

Capital expenditures	—	(1,175,000)	(12,123,000)	—	(13,298,000)

Acquisition of assets	—	—	(520,000)	—	(520,000)

Net cash used in investing activities	—	(1,175,000)	(11,848,000)	—	(13,023,000)

Cash flows from financing activities:

Due to (from) affiliates	8,514,000	594,000	(9,108,000)	—	—

Borrowings under long-term debt	45,961,000	—	—	—	45,961,000

Repayments of long-term debt	(45,540,000)	(9,000)	(1,375,000)	—	(46,924,000)

Book overdraft	—	—	1,444,000	—	1,444,000

Proceeds from issuance of common stock	309,000	—	—	—	309,000

Repurchase of common stock and Series B preferred stock	(501,000)	—	—	—	(501,000)

Issuance of Series B preferred stock	187,000	—	—	—	187,000

Net cash provided by (used in) financing activities	8,930,000	585,000	(9,039,000)	—	476,000

Net change in cash and cash equivalents	(100,000)	(205,000)	(531,000)	—	(836,000)

Cash and cash equivalents at beginning of period	100,000	1,370,000	639,000	—	2,109,000

Cash and cash equivalents at end of period	$—	$1,165,000	$108,000	$—	$1,273,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	NINE MONTH PERIOD ENDED MARCH 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3,955,000)	$4,953,000	$15,080,000	$(5,986,000)	$10,092,000

Cash flows from investing activities:

Proceeds from sale of assets	—	—	320,000	—	320,000

Capital expenditures	—	30,000	(7,265,000)	—	(7,235,000)

Acquisition of assets	—	—	(3,507,000)	—	(3,507,000)

Net cash provided by (used in) investing activities	—	30,000	(10,452,000)	—	(10,422,000)

Cash flows from financing activities:

Due to (from) affiliates	5,505,000	(3,140,000)	(8,351,000)	5,986,000	—

Borrowings under long-term debt	59,760,000	—	2,881,000	—	62,641,000

Repayments of long-term debt	(61,641,000)	(9,000)	(830,000)	—	(62,480,000)

Book overdraft	—	—	1,925,000	—	1,925,000

Proceeds from issuance of common stock	213,000	—	—	—	213,000

Repurchase of common stock and Series B preferred stock	(40,000)	—	—	—	(40,000)

Issuance of Series B preferred stock	158,000	—	—	—	158,000

Net cash provided by (used in) financing activities	3,955,000	(3,149,000)	(4,375,000)	5,986,000	2,417,000

Net change in cash and cash equivalents	—	1,834,000	253,000	—	2,087,000

Cash and cash equivalents at beginning of period	—	921,000	109,000	—	1,030,000

Cash and cash equivalents at end of period	$—	$2,755,000	$362,000	$—	$3,117,000

(5)	Subsequent Event

         In April 2002, Penhall Company, a California corporation and a wholly-owned subsidiary of Penhall, purchased selected assets of Arizona Curb Cut for approximately $540,000 in total consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the results of operations and financial condition of Penhall International Corp. (Penhall) should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto included in this quarterly report on Form 10-Q and the Company’s audited consolidated financial statements and footnotes thereto included in the annual report on Form 10-K, filed with the Securities and Exchange Commission.

General

         Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its operated equipment rental services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from thirty nine locations in eighteen states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

         The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1995, Penhall has effected ten strategic acquisitions, including:

1.	Concrete Coring Company, an Austin-based company acquired in 1995,

2.	Zig Zag Company, a Denver-based firm acquired in 1996,

3.	Metro Concrete Cutting, an Atlanta-based company acquired in 1996,

4.	HSI, a Minnesota-based firm acquired in April 1998,

5.	Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998,

6.	Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998,

7.	Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

8.	Advance Concrete Sawing and Drilling, Inc., a Bakersfield, California-based company acquired in September 2000

9.	H&P Sawing and Drilling, a Kansas City, Missouri-based Company acquired in March 2001 and

10.	Bob Mack Company, a Visalia, California-based company acquired in March 2002.

         During the same period, Penhall established operations in ten new markets by opening offices in Las Vegas, Salt Lake City, Portland, Dallas, Richmond, Fresno, Buffalo, Reno, Seattle and Cleveland.

         In March 2002, Penhall Company, a California corporation and a wholly-owned subsidiary of Penhall, purchased 100% of the stock of Bob Mack Company, Inc (“Bob Mack”) and selected assets of Bobbie Mack Grinding, Inc (“Grinding”). Bob Mack and Grinding were related parties prior to the purchase. Total consideration for the purchase of Bob Mack stock was approximately $6.0 million, $3.0 million in cash and the remainder payable in equal installments in March 2003 and 2004. Total consideration for the purchase of selected assets from Grinding was $800,000, $400,000 in cash and the remainder payable in equal installments in March 2003 and 2004. In addition, the shareholders of Bob Mack signed 5 year non-compete agreements with Penhall which restrict the former shareholders of Bob Mack from competing with the acquired business and requires Penhall to pay the former shareholders $1.4 million in 5 equal payments over a four year period. The acquisition was accounted for in accordance with SFAS 141, “Business Combinations.” The results of operations for the month of March 2002 of Bob Mack are included in the consolidated financial statements as of March 31, 2002. The Company recorded approximately $2.4 million of goodwill related to this transaction. Based in Visalia, California, Bob Mack primarily operates in central California and is a provider of asphalt removal, grinding and milling services. The acquisition of Bob Mack expands the range of services offered by Penhall.

         Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall’s Operated Equipment Rental Services are complemented by long-term fixed-price contracts. Penhall’s revenues are derived from highway-related projects, building-related projects, airport, residential and other projects. The following table shows the breakdown of the components of revenue for the periods indicated:

	THREE MONTH PERIODS ENDED MARCH 31,				NINE MONTH PERIODS ENDED MARCH 31,

	2002		2001		2002		2001

		% of		% of		% of		% of
	$	Total	$	Total	$	Total	$	Total

	(Dollars in Thousands)				(Dollars in Thousands)
Operated Equipment Rental Services	$23,743	79.1%	$25,744	76.6%	$87,422	74.8%	$93,182	72.5%

Contract Services (1)	6,267	20.9%	7,875	23.4%	29,419	25.2%	35,348	27.5%

Total Revenues	$30,010	100.0%	$33,619	100.0%	$116,841	100.0%	$128,530	100.0%

(1)	Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

         Revenue growth is influenced by infrastructure change, including new construction, modification and natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall’s operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

         The principal components of Penhall’s operating costs include the cost of labor, equipment rental fleet maintenance costs including parts and service, equipment rental fleet depreciation, insurance and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, Penhall utilizes a range of periods over which it depreciates its equipment on a straight-line basis. On average, Penhall depreciates its equipment over an estimated useful life of six years with a 10% residual value.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term construction contracts, accounts receivable, goodwill, long-lived assets, self-insurance, contingencies and litigation. The Company bases its estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

         Nine Months Ended March 31, 2002 Compared to Nine months Ended March 31, 2001

         Revenues. Revenues for the nine months ended March 31, 2002 (“Interim 2002”) were $116.8 million, a decrease of $11.7 million or 9.1% over the nine months ended March 31, 2001 (“Interim 2001”). Lower revenues in Interim 2002 were primarily a result of a weaker economy and increased competition.

         Gross Profit. Gross profit totaled $30.6 million in Interim 2002, a decrease of $7.2 million or 18.9% from Interim 2001. Gross profit as a percentage of revenues decreased from 29.3% in Interim 2001 to 26.1% in Interim 2002. The decrease in gross profit from Interim 2001 to Interim 2002 is primarily attributable to decreased revenue, increased competition, and an increase of $1.0 million in insurance costs during Interim 2002. The decrease in gross profit as a percentage of revenues was due to increased competition, an increase in insurance costs and a decrease in equipment utilization.

         General and Administrative Expenses. General and administrative expenses were $21.6 million in Interim 2002 compared to $20.9 million in Interim 2001. As a percent of revenues, general and administrative expenses were 18.4% in Interim 2002 compared to 16.2% in Interim 2001. The increase in general and administrative expenses as a percentage of revenues during Interim 2002 is attributable to the fixed nature of these types of expenses and an increase in salaries and related expenses for new offices that was offset by a general decrease in salaries in all divisions due to staff reductions in response to the weakening economy.

         Interest Expense. Interest expense was $10.7 million in Interim 2002 compared to interest expense of $11.4 million in Interim 2001. The decrease in interest expense is attributable to lower interest rates and lower borrowings by the Company in Interim 2002.

         Income Tax Expense (Benefit). The Company recorded an income tax benefit of $0.3 million, or 41% of loss before income taxes in Interim 2002, compared to an income tax provision of $2.6 million, or 41% of earnings before income taxes in Interim 2001. The income tax benefit is attributable to a loss before income tax in Interim 2002.

         Three months Ended March 31, 2002 Compared to Three months Ended March 31, 2001

         Revenues. Revenues for the three months ended March 31, 2002 (“Interim 2002”) were $30.0 million, a decrease of $3.6 million or 10.7% over the three months ended March 31, 2001 (“Interim 2001”). Lower revenues in Interim 2002 were primarily a result of a weaker economy and increased competition.

         Gross Profit. Gross profit totaled $6.0 million in Interim 2002, a decrease of $2.7 million or 30.6% from Interim 2001. Gross profit as a percentage of revenues decreased to 20.1% in Interim 2002 from 25.9% in Interim 2001. The decrease in gross profit is primarily attributable to decreased revenue and an increase in competition and increased insurance costs. The decrease in gross profit as a percentage of revenues was due primarily to increased competition and a decrease in utilization, particularly the Company’s grinding and excavating equipment.

         General and Administrative Expenses. General and administrative expenses were $6.6 million in Interim 2002 compared to $6.0 million in Interim 2001, an increase of $0.6 million. As a percent of revenues, general and administrative expenses were 22.0% in Interim 2002 compared to 17.9% in Interim 2001. The increase in general and administrative expenses as a percentage of revenues is primarily due to the fixed nature of these expenses and includes an increase in health insurance expense of $0.1 million, as well as an increase in salaries and related expenses for new offices that was offset by a general decrease in salaries in all divisions due to staff reductions in response to the weakening economy.

         Interest Expense. Interest expense was $3.4 million in Interim 2002 compared to interest expense of $3.7 million in Interim 2001. The decrease in interest expense is attributable to lower interest rates and lower borrowings in Interim 2002.

         Income Tax Expense (Benefit). The Company recorded an income tax benefit of $1.5 million, or 41% of loss before income taxes in Interim 2002 compared to an income tax benefit of $0.3 million, or 41% of loss before income taxes in Interim 2001. The tax benefit is attributable to a higher loss before income tax in Interim 2002.

Liquidity and Capital Resources

         It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (originated in 1998). The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the “Term Loan Facility”); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the “Revolving Credit Facility”). The Company drew $20.0 million of loans under the Term Loan Facility (“Term Loans”) on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility (“Revolving Loans”) are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company’s Leverage Ratio (as such term is defined in the New Credit Facility) is less than 5.25 to 1.0, 50% of such Excess Cash Flow.

SUMMARY CASH FLOW DATA (000's) FOR
THE NINE MONTHS ENDED March 31,	2001	2002

Cash and cash equivalents	1,273	3,117

Net cash provided by (used in):

Operating activities	11,711	10,092

Investing activities	(13,023)	(10,422)

Financing activities	476	2,417

Capital expenditures	(13,298)	(7,235)

         Cash provided by operating activities decreased to $10.1 million in Interim 2002 from $11.7 million in Interim 2001, a decrease of $1.6 million. In Interim 2002, the Company’s net loss and depreciation plus a decrease in receivables less a decrease in trade accounts payable and accrued liabilities resulted in $10.1 million net cash provided by operating activities. In Interim 2001, the Company’s net earnings and depreciation plus a reduction in receivables, offset by a reduction in accounts payable, accrued liabilities and income taxes resulted in $11.7 million net cash provided from operating activities.

         Net cash used in investing activities decreased $2.6 million to $10.4 million in Interim 2002 from $13.0 million in Interim 2001. The reduction in net cash used in investing activities is primarily attributable to a decrease in capital expenditures of $6.1 million, offset by an increase in acquisitions of $3.5 million in Interim 2002 as compared to Interim 2001.

         Management estimates that the Company’s annual capital expenditures will be approximately $11.0 million for fiscal 2002, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

         Net cash provided by financing activities in Interim 2002 was $2.4 million as compared to $0.5 million provided by Interim 2001. In Interim 2002, the Company’s financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft. In Interim 2001, the Company’s financing activities were primarily the result of borrowings and repayments of long-term debt and a book overdraft.

         Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of March 31, 2002, the Company and its subsidiaries had approximately $128.9 million of total indebtedness outstanding (including the Notes) plus outstanding letters of credit of $4.5 million and a stockholders’ deficit of approximately $63.9 million. As of March 31, 2002, approximately $17.5 million of additional borrowing was available under the Company’s New Credit Facility.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         The Company will adopt Statement 142 in the first quarter of fiscal 2003. The adoption of Statement 142 may have a significant effect on the Company’s results from operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. The Company anticipates unamortized Goodwill immediately prior to adoption of Statement 142 will be $9.0 million.

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

         The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Accordingly, the Company will adopt Statement 144 in the first quarter of fiscal 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Management does not believe that the adoption of Statement 144 for assets held for sale or other disposal to have a material impact on the Company’s financial statements.

         On July 18, 2001, the SEC issued interpretative guidance relating to the “Classification and Measurement of Redeemable Securities”. This ruling requires, among other things, that preferred shares subject to redemption upon change in control be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the Company has evaluated the impact on the Series B Preferred Stock and determined that there is no impact on the classification of the Series B Preferred Stock.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. The Company will adopt SFAS No. 143 in the first quarter of fiscal 2003. This Statement is not expected to have a material impact on the Company’s financial reporting and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

         The Company is exposed to interest rate changes primarily as a result of its notes payable, including Senior Notes, Term Loan and Revolving Loan used to maintain liquidity and fund capital expenditures and expansion of the Company’s operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it’s overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the Term Loan and Revolving Loan. The Company does not enter into derivative or interest rate transactions for speculative purposes.

         The table below presents the principal amounts of debt (excluding capital lease obligations of $3,231,000), weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2002.

	Years Ended June 30,

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(In thousands)
Fixed rate debt	$473	$2,140	$1,658	$4	$100,004	$171	$104,450	$104,450 (2)

Average interest rate	9.14%	4.36%	2.70%	10.00%	12.00%	10.00%	11.68%	11.68%

Variable rate LIBOR debt (1)	$1,250	$6,000	$14,000	$0	$0	$0	$21,250	$21,250

Weighted average current interest rate (1)								3.74%

(1)	The Company has different interest rate options for its variable rate debt.

(2)	The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

Part II — Other Information

         Items 1-5 are not applicable

         Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penhall International Corp.

Date:	May 14, 2002	/s/ John T. Sawyer John T. Sawyer Chairman of the Board, President and Chief Executive Officer