Form 10-K
period 2002-06-30
PENHALL INTERNATIONAL CORP
filed 2002-09-26
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission File Number 333-64745

PENHALL INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

ARIZONA (State or other jurisdiction of incorporation or organization)	86-0634394 (I.R.S. Employer Identification No.)

1801 PENHALL WAY, ANAHEIM, CA 92803
(Address of principal executive offices) (Zip Code)
(714) 772-6450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 20, 2002, there were 986,015 shares of the registrant’s common stock outstanding, all of which were owned by affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

ITEM 1. BUSINESS

GENERAL

     Penhall consists of Penhall International Corporation, an Arizona Corporation, and two wholly owned subsidiaries, Penhall Company and Penhall Rental Corporation, both California Corporations. Penhall Company has three wholly owned subsidiaries, Penhall Investments, a California Corporation, Bob Mack Company, A California Corporation, and Penhall Leasing, a California single member limited liability company (collectively Penhall International Corporation and the five subsidiaries are the “Company” or “Penhall”).

     Penhall was founded in 1957 and is one of the largest operated equipment rental providers in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators on an hourly or fixed-price quote basis (“Operated Equipment Rental Services”) to serve construction, industrial, manufacturing, governmental and residential customers. In addition, Penhall complements its Operated Equipment Rental Services by providing the same type of services on a fixed-price contract basis for long-term projects. Penhall employs over 800 skilled operators and has 761 units in its diverse operated equipment rental fleet, which includes a broad selection of equipment ranging from smaller items such as diamond abrasive saws and coring units, to large equipment such as backhoes, excavators, water trucks and concrete grinders. Penhall provides its services from 38 locations in 17 states, with a presence in some of the fastest growing states in terms of construction spending and population growth, including its primary market, California, as well as other strategic markets including Arizona, Colorado, Nevada, Texas, Georgia, North and South Carolina, Oregon, New York and Utah. Penhall has a diverse base of over 14,000 customers. With the exception of the California Department of Transportation (which represented less than 1% of total revenue in fiscal 2002 and 6% in fiscal 2001), no one customer has accounted for more than 5% of its total revenue in any of the past five fiscal years. Penhall has a reputation for high quality service, which results in a high degree of customer loyalty, and management believes that a significant percent of its revenues are derived through repeat business from existing customers. Penhall has increased its revenues from $95.3 million in fiscal 1997 to $161.2 million in fiscal 2002 through 1) increased rental fleet utilization, 2) increasing its rental equipment fleet, 3) acquisitions, and 4) opening of new offices.

     Through its skilled operators and equipment rental fleet, Penhall performs new construction, rehabilitation and demolition services in connection with infrastructure projects. For short duration assignments, typically lasting from several hours to a few weeks, Penhall generally provides Operated Equipment Rental Services on an hourly or fixed-price quote basis. Services provided in this manner include specialized work such as highway and airport runway grooving and asphalt cutting, as well as demolition work such as concrete breaking, removal and recycling. For longer duration projects, which may last from a few days to several years, Penhall provides services on a fixed-price contractual basis. Services provided in this manner include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. A majority of fixed-price contract revenues are derived from long-term highway projects, which have an average contract length of approximately ten months. Penhall strives to maximize utilization of its operated equipment rental fleet and uses its fixed-price contract services to (i) market its Operated Equipment Rental Services, (ii) increase utilization of its operated equipment rental fleet and (iii) differentiate it from other equipment rental competitors. As part of a fixed-price contract project, Penhall is responsible for completion of an entire job or project, and typically employs its Operated Equipment Rental Services. On average, approximately 28% of Operated Equipment Rental Services revenues are generated from fixed-price contracts.

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

THE REORGANIZATION

     Penhall International, Inc., a California corporation (“PII”), prior to the consummation of the Transactions (as defined below) conducted all its operations through Phoenix Concrete Cutting, Inc., an Arizona corporation (the “Company”), and the Penhall Company, a California corporation (“PenCo”). As of June 30, 1998, PII, the stockholders of PII, the Company, and Penhall Acquisition Corp., an Arizona Corporation (the “Issuer” or “PAC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company formed PCC Merger Sub, a California corporation and wholly-owned subsidiary (“PCC Merger Sub”), which on August 4, 1998, was merged with and into PII (the “Reorganization Merger”), with the result that (i) PII continued as the surviving corporation, (ii) each stockholder of PII had his or her common equity in PII converted into common equity in the Company, (iii) PII received common equity in the Company approximately equal in value to the value of its common equity in the Company immediately prior to the consummation of the Reorganization Merger and (iv) the Company received common equity in PII such that the Company became the corporate parent of and owns all the outstanding capital stock of PII (which continues to hold all the outstanding capital stock of PenCo). Pursuant to the Merger Agreement, immediately following the Reorganization Merger, the Issuer merged with and into the Company (the “Recapitalization Merger” and, together with the Reorganization Merger, the “Mergers”), with the Company continuing as the surviving corporation (the “Surviving Corporation”). Prior to or simultaneously with the consummation of the Recapitalization Merger, the Issuer entered into a new senior secured credit facility (the “New Credit Facility”) providing for $20.0 million of Term Loans (as defined therein) and up to $30.0 million of Revolving Loans (as defined therein), and all indebtedness of PII except $3.7 million of notes payable was repaid (the “Refinancing”). Following the consummation of the Mergers, the Company changed its corporate name to “Penhall International Corp.” and PII changed its corporate name to “Penhall Rental Corp.”

     The aggregate consideration paid upon consummation of the Recapitalization Merger (the “Merger Consideration”) was approximately $136.2 million. Pursuant to the Merger Agreement, (i) certain management stockholders of PII (the “Existing Management Stockholders”) agreed to convert a portion of the common equity in the Company received by them pursuant to the Reorganization Merger into $8.7 million of common and preferred equity of the Surviving Corporation (the “Equity Rollover”), (ii) the National Christian Charitable Foundation, Inc., a foundation formed by the Company’s former majority shareholder received $10.0 million of preferred equity of the Surviving Corporation in lieu of $10.0 million of cash Merger Consideration otherwise payable to it in the Recapitalization Merger, and (iii) BRS and certain persons affiliated with Bruckmann, Rosser and Sherrill & Co., L.P., (BRS), (together with BRS, the “BRS Entities”) and the New Management Stockholders (consisting of certain existing management and certain new management shareholders) purchased $21.1 million and $0.2 million, respectively, of common and preferred equity of the Surviving Corporation (the “Equity Contribution” and, together with the Mergers, the Refinancing and the Equity Rollover, the “Recapitalization”). Following the consummation of the Recapitalization, the BRS Entities held approximately 62.5% of the Common stock, par value $.01 per share, of the Surviving Corporation (“Common stock”), 100.0% of the Series A Preferred stock, par value $.01 per share, of the Surviving Corporation (“Series A Preferred stock”) and 43.3% of the Series B Preferred stock, par value $.01 per share, of the Surviving Corporation (“Series B Preferred stock”), the Management Stockholders held approximately 37.5% of the Common stock and 38.6% of the Series B Preferred stock, the Foundation held 100% of the Senior Exchangeable Preferred stock and PII held approximately 18.1% of the Series B Preferred stock.

     In connection with the Recapitalization in August of 1998, the Issuer issued $100,000,000 of 12% Senior Notes due 2006 (the “Existing Notes”). As part of the Recapitalization, the Company became the successor obligor under the Exiting Notes. In order to satisfy certain obligations of the Company and the Guarantors (consisting of the Company’s wholly-owned subsidiaries) contained in the Registration Rights Agreement, dated August 4, 1998 (the “Registration Rights Agreement”) by and among the Issuer, the Company, the Guarantors, BT Alex. Brown Incorporated (“BTAB”) and Credit Suisse First Boston (collectively with BTAB, the “Initial Purchasers”) with respect to the initial sale of the Existing Notes, the Company offered to exchange an aggregate principal amount of up to $100,000,000 of its 12% Senior Notes due 2006 (the “New Notes”) for a like principal amount of the Existing Notes outstanding in December 1998. The New Notes and the Existing Notes are hereinafter collectively referred to as the “Notes.” The terms of the New Notes are identical in all material respects to those of the Existing Notes, except for certain transfer restrictions and registration rights relating to the Existing Notes. The New Notes were issued pursuant to, and are entitled to the benefits of, the Indenture (as defined) governing the Existing Notes.

     The foregoing transactions, the application of the proceeds therefrom and the payment of related fees and expenses, are collectively referred to herein as the “Transactions.”

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

EQUIPMENT RENTAL FLEET

     Penhall owns and operates a well-maintained fleet of 761 units of operated equipment, including excavators, stompers, backhoes, compressors, “bobcats,” crushing equipment, saws, drills and grinding, asphalt milling, and grooving equipment. Penhall also carries state-of-the-art manually-operated and remote-controlled breakers, which provide access to contaminated, hazardous or limited access areas and which have been used for hazardous projects such as the demolition of decommissioned nuclear power plants. The Company employs skilled operators, including trainees, for each piece of equipment it operates. The following table is a summary of Penhall’s operated equipment rental fleet as of June 30, 2002:

DESCRIPTION	QUANTITY

Diamonds	401
Compressors	107
Excavators	28
Grinders	21
Backhoes	52
Bobcats	61
Tankers	27
Stompers	9
Loaders	3
Milling	17
Miscellaneous	35

Total Units	761

     In addition to its 761-unit operated equipment rental fleet, Penhall maintains an additional fleet of 37 tankers, 19 Grinders, and 11 miscellaneous pieces of equipment, which are used exclusively on fixed-price contracts. Also, Penhall has an inventory of approximately 536 Bare Equipment Rentals, which are rented out on an hourly, daily, weekly or monthly basis without skilled operators. Bare Equipment Rentals include personnel lifts, forklifts, front-end loaders and light towers. Each Penhall location has it’s own shop and repair and maintenance staff that routinely maintains and repairs the equipment rental fleet.

SERVICES

     Penhall, through its operated equipment rental fleet and skilled operators, serves its customer base in a wide variety of infrastructure projects, including new construction, rehabilitation and demolition projects, and provides specialized services such as highway and airport runway grooving, asphalt cutting, concrete coring and demolition work. These services are available singly but are more commonly provided by Penhall in conjunction with other services necessary to their application to a particular project, including breaking, excavating, removing and recycling of construction materials. Penhall also provides services in connection with earthquake retrofit projects, particularly in California, which include retrofitting of highways, buildings, bridges and tunnels in order to bring them in compliance with more stringent earthquake safety laws. Moreover, the Company is the largest provider of grinding services in the United States.

     Specialty Services:

•	Cutting. Cutting is the use of diamond abrasive saws to cut concrete and asphalt. This service is frequently utilized in new construction to provide rectangular openings in walls or floors, and is generally more efficient than framing and forming the opening while the concrete is being poured. Flat sawing also is commonly used in modifying existing structures and road rehabilitation.

•	Coring. Coring is the use of rotary drills to create holes ranging from less than one inch to 42 inches in diameter. This service is most frequently utilized both in new construction and in retrofit of existing facilities to create spaces needed for installation of ventilation ducts, conduits, electrical and other cables, and mechanical passageways. Coring is also used in the Company’s earthquake retrofit projects.

•	Grinding. Grinding is the use of diamond abrasive grinders to mill away excess material as necessary to attain a uniform, level finish on flat surfaces, such as highways, airport runways and industrial floors. Grinding is also utilized as a maintenance process to extend the useful life of highways by evening the wear patterns caused by years of heavy traffic, to prevent cracking and subsequent failure of the surface.

•	Grooving. Grooving is the use of diamond abrasive groove cutting machines to provide safety grooving of flat services. This service is commonly provided in connection with the construction or modification of highways and airport runways and provides for better tire traction on these surfaces.

•	Sawing and Sealing. Sawing and sealing is the cutting of concrete and the introduction of high-strength epoxy cement and sealant into cracks or spaces to avoid water intrusion into the surface and to provide additional structural strength.

•	Asphalt Milling. Asphalt milling is the grinding of asphalt and concrete surfaces. This service uses equipment with carbide tools to change the elevation of existing roadways as part of highway rehabilitation projects. The work is performed using a fleet of various size machines, ranging from 200 horsepower, 48” wide machines to 800 horsepower, 8 1/2’ wide machines. This service may also involve road reclamation and asphalt recycling.

     Other Services:

•	Breaking. Breaking is the use of manually-operated or, in hostile environments, remotely-controlled high-energy hydraulic breaking equipment to remove concrete. This service was most visibly utilized by Penhall in the removal of large sections of the Nimitz Freeway in Oakland, California, following the 1989 earthquake, and in the removal of damaged freeway bridges and overpasses in southern California following the 1994 earthquake. Breaking equipment is more commonly used in less dramatic settings, such as interior renovation of industrial buildings to adapt them to a new use, and in removal of existing structures in preparation for redevelopment of the real estate. The Company has designed and used remotely-controlled breakers for modification and removal of facilities contaminated with radioactive material, such as nuclear power stations and development laboratories.

•	Clearing and Removal. Clearing and removal is the use of excavators and other heavy-duty equipment to remove broken concrete and other material from a site to a point of recycling or disposal.

•	Crushing and Recycling. Crushing and recycling is the use of specialized equipment to reduce the size of the material to a consistent specification, separating out the steel reinforcing material for sale as scrap, and providing an aggregate material suitable for use as construction fill material and roadbase material. Such recycling provides a valuable environmental benefit by conserving solid waste landfill space, and converting a waste into a usable product.

•	Compaction. Compaction is the preparation of subsoil base and fill materials to a specification suitable for new construction on the site. Compaction services typically are provided together with removal services in the site preparation process for new construction or redevelopment.

OPERATIONS

     Penhall provides the rental of operator assisted equipment through (i) Operated Equipment Rental Services, performed on an hourly as well as a fixed-price quote basis, and (ii) fixed-price contracts, in which Penhall is responsible for the completion of a particular project.

     Penhall’s Operated Equipment Rental Services involve short duration assignments lasting from several hours to a few weeks and typically generate revenues of less than $7,500. Services provided on this basis include specialized work such as highway and airport runway grooving, asphalt cutting, and demolition work such as concrete breaking, removal, and recycling. Although all lines of equipment are rented for these types of projects, a given project will typically use only one piece of equipment. Operated Equipment Rental Services are typically provided on an hourly basis or for a project with pre-determined specifications, and Penhall quotes a bid to perform and invoice the customer for the project.

     Penhall’s services are made available to customers through its 38 regional locations. Penhall maintains a basic equipment rental fleet and operators at each of its 38 locations. If necessary, equipment can be shipped from any of Penhall’s locations to projects at remote sites. Rental fees for Penhall’s equipment range from $80 to $430 per hour and encompass both the equipment and the operator’s time.

     Penhall solicits and receives business over the telephone, by facsimile, by written purchase order or through Penhall salesmen. Each day Penhall’s dispatcher at each location is responsible for the allocation of resources to meet the customer’s service and timing requirements. The dispatcher matches all of the work requests for that day to available equipment and operators. Each of Penhall’s skilled operators has an expertise with a particular piece of equipment. Depending on the requirements for that day, an operator may be assigned from one to four jobs on a given day. An operator’s time is allocated by job through job tickets, which generate both payroll and customer billing data.

     Historically, Penhall rented its equipment only in conjunction with the services of a Penhall employee as the operator. However, in 1996, Penhall started operating rental yards and offering Bare Equipment Rentals, or renting equipment without operators. To date, such Bare Equipment Rentals have not yet constituted a significant part of Penhall’s revenues.

     Contract pricing utilizes the same equipment and services provided through its Operated Equipment Rental Services; however, these services involve longer duration assignments lasting from a few days to several years and may generates revenues of between $7,500 and $10,000,000. Services provided on this basis include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. Fixed-price contract projects typically use multiple types of equipment concurrently and require a Penhall supervisor to coordinate the safe and efficient function of Penhall’s workmen and equipment. For fixed-price contract projects, Penhall typically employs the use of its Operated Equipment Rental Services as well as outside rental equipment and sub-contractors. Although Penhall has obtained contractor’s licenses in 26 states (not including 24 states, which do not require licensing), it typically provides its services in the capacity of a subcontractor under prime or general contracts in approximately half of its fixed-price contract projects.

     The majority of Penhall’s fixed-price contracts are obtained through competitive bidding for general contractors. Penhall determines whether to bid on a project primarily on the basis of the type of work involved. Other factors, including the time of the project, Penhall’s ongoing project schedule and any particular risks involved also affect Penhall’s determination whether to bid on a project. In preparing a bid, Penhall’s estimators analyze material, labor and all other cost components of the proposed project. Penhall also will make its own determination of the quantity of items needed for the project and assess any special risks involved. Penhall must specify in its bid a fixed-price per unit within the range of the estimated quantity to be provided under the contract. Generally, within this range, no adjustments in unit prices are made and Penhall is committed to provide the items at the fixed unit prices specified in its bid, and any unforeseen increase in the cost of the items over the prices bid is borne by Penhall. Penhall has not borne a significant amount of cost increases in connection with its fixed-price contracting services.

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

SALES AND MARKETING

     Penhall maintains a sales and estimating force of approximately 120 people, with at least two salespersons based at each of Penhall’s operating locations calling on both new and existing customers. These salespeople provide estimates and prepare bids for projects. Management believes that its fixed-price contract services serve as a unique marketing tool for its Operated Equipment Rental Services and help to increase the utilization of Penhall’s operated equipment rental fleet. Penhall also regularly participates in industry trade shows and conferences, and advertises in trade journals.

PURCHASING AND SUPPLIERS

     Penhall’s size, status in the industry and relationships enable it to purchase equipment directly from manufacturers at prices and on terms that Penhall believes to be more favorable than are available to its smaller competitors. Penhall’s procurement of equipment for its rental fleet is generally coordinated through its headquarters in Anaheim, California, while smaller inventory items are typically purchased at the divisional level. Penhall’s suppliers must meet specified standards of quality and experience, and include well-known equipment manufacturers such as Caterpillar, John Deere, Ingersoll-Rand, Kenworth, General Motors Company and Ford Motor Company. The favorable pricing, service, training and information that Penhall receives from its suppliers represent what Penhall believes to be a significant competitive advantage. Management continually analyzes the effectiveness, quality and profitability of Penhall’s equipment and addresses equipment procurement issues. Penhall maintains no long-term supply or purchasing contracts and believes that it could readily replace any of its existing suppliers if it were no longer advantageous to purchase equipment from such suppliers.

CUSTOMERS

     Most of Penhall’s customers consist of highway, airport and building general contractors and subcontractors, and Federal, state and municipal agencies in various construction, industrial, manufacturing, governmental and residential markets. Some of Penhall’s major customers include the Mississippi Department of Transportation, Granite Construction, All American Asphalt, and Denver International Airport. During fiscal 2002, Penhall served over 11,000 customers and no one customer has accounted for more than 2% of Penhall’s revenues. Management believes that a significant percent of Penhall’s revenues represented repeat business from existing customers.

COMPETITION

     The operated equipment rental industry is a specialized niche of the overall equipment rental industry and is highly competitive. Penhall’s competitors include large national rental companies, regional companies, smaller independent businesses and equipment vendors, which sell and rent equipment to customers. The industry is also highly fragmented, and primarily consists of many relatively small, independent businesses typically serving discrete local markets within 30 to 50 miles of the equipment rental location, with few multi-location regional or national operators. Traditionally, large Operated Equipment Rental Services companies have focused their operations on providing a broad array of services to relatively large customers, primarily in medium to large metropolitan markets, while generally serving smaller markets through delivery from distant major markets.

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

     Penhall’s fixed-price contract projects are obtained through competitive bidding. In many cases, a performance bond is required by a customer before a contract is awarded. Penhall believes that its bonding capacity is a competitive advantage over smaller, less financially stable competitors. Moreover, Penhall believes that it is able to compete effectively for fixed-price contract jobs because of its extensive resources and relationships with general contractors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Penhall currently holds a United States trademark and service mark with respect to the “Penhall” name and logo, which it believes are of particular importance to Penhall’s business. Except with respect to the “Penhall” name and logo, Penhall is not dependent on any intellectual property rights.

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

     In connection with the radio communications referred to above, Penhall holds several licenses from the Federal Communications Commission (“FCC”) that allow it to broadcast over certain designated radio frequencies. These licenses may not be assigned without the FCC’s consent.

LABOR RELATIONS

     As of June 30, 2002 Penhall Company had approximately 1,500 full-time employees. The Company also hires, on an as-needed basis, equipment operators when work in progress necessitates additional personnel.

     Approximately, 600 of Penhall’s employees are represented by various labor unions. The Company’s unionized work force is divided into approximately 30 certified or lawfully recognized bargaining units.

     With the exception of eight agreements, all agreements expiring during Fiscal 2002 have been renewed or extended. The eight pending agreements represent only approximately sixty employees. It is anticipated that all eight agreements will be renewed without any disruption to operations. There are seven agreements expiring during fiscal 2003, all at the very end of the fiscal year. No discussions have begun on those agreements. There is no reason to believe that any expiration will have a material effect on Fiscal 2003 operations. There are currently no unfair labor practice charges pending against Penhall either before the National Labor Relations’ Board or the courts.

ITEM 2. PROPERTIES

     Penhall is headquartered in Anaheim, California. As of June 30, 2002 Penhall owned or leased 38 facilities which are used for equipment yards and accompanying office space. The following table sets forth the location and square footage of each of such facilities.

LOCATION	APPROX. SQUARE FEET

Anaheim, California	18,300
Gardena, California	3,850
Camarillo, California	3,600
San Leandro, California	6,000
Sacramento, California	8,000
San Diego, California	5,600
Riverside, California (1)	9,000
Santa Clara, California (1)	9,950
Irvine, California (1)	9,500
Bakersfield, California (1)	4,000
Burbank, California	6,200
Phoenix, Arizona	12,900
Austin, Texas	6,100
Grapevine, Texas (1)	11,000
Denver, Colorado	15,100
Austell, Georgia (1)	8,000
Las Vegas, Nevada	11,000
Portland, Oregon (1)	24,000
Salt Lake City, Utah (1)	10,500
Rogers, Minnesota (1)	11,000
Birmingham, Alabama (1)	2,000
Golden Valley, Minnesota (1)	24,000
Superior, Wisconsin (1)	4,000
Morrisville, North Carolina (1)	15,000
Charlotte, North Carolina (1)	6,000

LOCATION	APPROX. SQUARE FEET

Greensboro, North Carolina (1)	5,184
Wilmington, North Carolina (1)	2,000
Greenville, South Carolina (1)	3,500
Columbia, South Carolina (1)	3,500
Charleston, South Carolina (1)	5,000
Buffalo, New York (1)	3,000
Kansas City, Missouri (1)	5,000
Seattle, Washington (1)	2,000
Fresno, California (1)	4,500
Richmond, Virginia (1)	1,000
Reno, Nevada (1)	900
Tucson, Arizona (1)	1,500
Visalia, California (1)	13,600

(1)	Leased property.

Penhall presently leases 27 sites in 16 states (collectively, the “Leased Sites”). The average remaining term of the leases under which the Leased Sites are held (collectively, the “Real Property Leases”) is approximately 5 years (assuming the exercise of all option periods). The Real Property Leases for the following four Leased sites have remaining terms of less than three years: (i) Santa Clara, California — October 31, 2002 (ii) Buffalo, New York — November 30, 2003, Seattle, Washington — January 31, 2003 (iii) Riverside, California — June 30, 2005 (iv) Columbia, South Carolina — month to month, (v) Greenville, South Carolina — month to month.

ITEM 3. LEGAL PROCEEDINGS

     Penhall is from time to time involved in legal proceedings arising in the ordinary course of business. Penhall believes there is no outstanding litigation, which could have a material impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company did not pay any dividends in fiscal 2001 or 2002. The Indenture contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, create liens, make certain asset dispositions and merge or consolidate with, or transfer substantially all of it’s assets to another person, or engage in certain change of control transactions. As part of the Recapitalization, the Issuer issued the Existing Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. In December 1998, the Company filed a registration statement and the Existing Notes were exchanged for registered notes. As part of the Recapitalization, the Company became the successor obligor under the Existing Notes. See “Business — the Reorganization”.

ITEM 6. SELECTED FINANCIAL DATA

	FISCAL YEAR ENDED JUNE 30,

	1998	1999	2000	2001	2002

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$101,170	$143,446	$173,060	$175,769	$161,242
Cost of revenues	72,395	101,389	119,854	124,408	122,418

Gross profit	28,775	42,057	53,206	51,361	38,824
General and administrative expenses	18,673	32,570	28,474	28,347	28,364
Reorganization expenses	1,207	3,501	43	—	—
Other compensation	3,271	—	—	—	—
Other operating income	644	1,121	1,228	1,408	1,360

Earnings before interest expense and income taxes	6,268	7,107	25,917	24,422	11,820
Interest expense	1,036	14,334	15,591	15,263	14,293

Earnings (loss) before income taxes	5,232	(7,227)	10,326	9,159	(2,473)
Income tax expense (benefit)	2,531	(1,388)	4,376	3,900	(856)

Net earnings (loss)	2,701	(5,839)	5,950	5,259	(1,617)
Accretion of preferred stock to redemption value	—	(2,304)	(2,854)	(3,207)	(3,615)
Accrual of cumulative dividends on preferred stock	—	(2,323)	(2,946)	(3,263)	(3,794)

Net earnings (loss) available to common stockholders	$2,701	$(10,466)	$150	$(1,211)	$(9,026)

EARNINGS (LOSS) PER SHARE:
Basic	$.63	$(8.16)	$.15	$(1.22)	$(9.16)
Diluted	.62	(8.16)	$.15	$(1.22)	$(9.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	4,277,888	1,282,996	1,000,953	995,747	985,345
Diluted	4,355,303	1,282,996	1,000,953	995,747	985,345
OTHER DATA:
Adjusted EBITDA (1)	$20,931	$31,129	$40,481	$40,676	$29,005
Adjusted EBITDA margin (2)	20.7%	21.7%	23.4%	23.1%	18.0%
Net cash provided by (used in) operating activities	$16,628	$(487)	$20,282	$15,732	$17,609
Net cash used in investing activities	$(17,047)	$(21,188)	$(17,228)	$(17,697)	$(12,482)
Net cash provided by (used in) financing activities	$(23)	$24,526	$(4,030)	$886	$48
Depreciation and amortization	$8,870	$11,652	$14,521	$16,254	$17,185
Capital expenditures	$12,287	$14,456	$18,093	$18,469	$9,495
Units of operated equipment rentals at end of period	497	623	664	747	761
Number of locations at end of period	22	32	31	37	38
Ratio of earnings to fixed charges (3)	5.3x	—	1.6x	1.6x	—
CONSOLIDATED BALANCE SHEET DATA AT PERIOD END:
Total assets	$88,323	$114,163	$122,162	$126,962	$132,915
Long-term obligations, including current maturities	18,564	131,324	125,235	125,208	128,970
Stockholders’ equity (deficit)	43,606	(66,965)	(62,787)	(61,075)	(65,990)

(1)	Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude stock-related compensation expense, reorganization costs and other compensation (for discussion of the Company’s stock-related compensation expense and reorganization costs and other compensation, see notes 8 and 1, respectively, to the Company’s consolidated financial statements). Adjusted EBITDA is presented because Management believes it provides useful information regarding a company’s ability to incur and/or service debt. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company’s profitability or liquidity.

     The following chart depicts the components of Adjusted EBITDA:

	FISCAL YEAR ENDED JUNE 30,

	1998	1999	2000	2001	2002

Net earnings (loss)	$2,701	$(5,839)	$5,950	$5,259	$(1,617)
Interest expense	1,036	14,334	15,591	15,263	14,293
Income tax expense (benefit)	2,531	(1,388)	4,376	3,900	(856)
Depreciation and amortization	8,870	11,652	14,521	16,254	17,185
Stock related compensation expense	1,315	8,869	—	—	—
Reorganization costs	1,207	3,501	43	—	—
Other compensation	3,271	—	—	—	—

Adjusted EBITDA	$20,931	$31,129	$40,481	$40,676	$29,005

(2)	Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues.

(3)	For the purpose of computing the ratio of earnings to fixed charges, “earnings” consists of earnings before income taxes and fixed charges. “Fixed Charges” consist of interest expense, which includes amortization of debt issuance costs and the interest portion of the Company’s rent expense. Earnings were insufficient to cover fixed charges by $7,337,000 and $2,473,000 for 1999 and 2002, respectively

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the results of operations and financial condition of Penhall should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Part II of this report.

GENERAL

     Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its Operated Equipment Rental Services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 38 locations in 17 states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

     From fiscal 1998 to fiscal 2002, revenue and Adjusted EBITDA have grown at a CAGR of 12.3% and 8.6%, respectively, due primarily to management’s successful implementation of a strategy focused on (i) maximizing high-margin Operated Equipment Rental Services revenues through increased equipment rental fleet utilization, (ii) controlling overhead and (iii) successfully integrating Penhall’s acquisitions and start-up locations.

     The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry, in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1998, Penhall has effected eight strategic acquisitions, including:

1.	HSI, a Minnesota-based firm acquired in April 1998,

2.	Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998,

3.	Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998,

4.	Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

5.	Advance Concrete Sawing and Drilling, Inc., a California-based company acquired in September 2000,

6.	H&P Sawing and Drilling, a Kansas City, Missouri-based Company acquired in March 2002,

7.	Bob Mack Company, California based company acquired in March 2002, and

8.	Arizona Curb Cut Company, an Arizona based company acquired in April 2002.

     During the same period, Penhall established operations in six new markets by opening offices in Dallas, Richmond, Fresno, Buffalo, Reno, and Seattle.

     Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall’s Operated Equipment Rental Services are provided primarily under hourly rentals, which are complemented by long-term fixed-price contracts. The following table shows the breakdown of the components of revenue for the periods indicated:

	FISCAL YEAR ENDED JUNE 30,

	2000		2001		2002

	$	% OF TOTAL	$	% OF TOTAL	$	% OF TOTAL

		(DOLLARS IN THOUSANDS)
Hourly Service Rentals	$121,256	70.1%	$126,068	71.7%	$118,058	73.2%
Long Term Service Contracts(1)	51,804	29.9	49,701	28.3	43,184	26.8

Total Revenues	$173,060	100.0%	$175,769	100.0%	$161,242	100.0%

(1)	Excludes services performed by the operated equipment rental divisions on long-term contracts.

     Revenue growth is influenced by infrastructure change, including new construction, modification, and regulatory changes. Penhall’s revenues are also impacted positively after the occurrence of natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall’s operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

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

     Penhall invests in and maintains a large and versatile fleet of rental equipment ranging from relatively small items such as diamond abrasive saws and coring units to larger equipment, including backhoes, excavators, water trucks and concrete grinders. Used equipment is sometimes sold in the ordinary course of business, and gains on sales of assets, net are recognized in “Other Operating Income” in Penhall’s consolidated statements of operations. In fiscal 2000, 2001 and 2002, gains on sales of assets from such equipment sales were $305,000, $422,000 and $300,000 respectively.

     The following table shows the number of units in Penhall’s operated equipment rental fleet for the following periods:

	FISCAL YEAR ENDED JUNE 30,

	2000	2001	2002

Beginning of Period	623	664	747
# Units Purchased	75	135	60
# Units Disposed	(34)	(52)	(46)

End of Period	664	747	761

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

Revenue Recognition on Long-Term Construction Contracts

     Income from construction operations is recorded using the percentage-of-completion method of accounting. The Company has two types of contracts. The first type of contract is fixed unit in which the percentage of completion is determined based on the units completed as a percentage of estimated total units. The second type of contract is lump sum in which percentage of completion is determined based on costs incurred to date as compared to total estimated costs at completion. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract. For long-term contracts, which extend beyond fiscal year ends, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which facts requiring the revision become known. All remaining revenue and costs are recognized as work is performed.

RESULTS OF OPERATIONS

Results of Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

     Revenues. Revenues for fiscal 2002 were $161.2 million, compared to revenues of $175.8 million for the prior year, a decrease of $14.5 million or 8.3%. Lower revenues in 2002 were primarily a result of a weaker economy, a significant downturn in commercial building construction, and increased competition.

     Penhall operated through 38 locations in 17 states at June 30, 2002, compared to 37 locations in 17 states at June 30, 2001. At June 30, 2002, Penhall’s operated rental fleet consisted of 761 units compared to 747 units at June 30, 2001, an increase of 1.9%. A majority of the additional units in fiscal 2002 were acquired during the later part of the fiscal year as part of the Bob Mack Company and Arizona Curb Cut acquisitions.

     Gross Profit. For fiscal year 2002, gross profit was $38.8 million compared to gross profit of $51.4 million for fiscal year 2001, a decrease of $12.5 million, or 24.4%. As a percent of revenue, gross profit was 24.1% in fiscal year 2002 compared to 29.2% in fiscal year 2001. The decrease in gross profit in 2002 was due primarily to the decrease in utilization of the equipment rental fleet in fiscal 2002 and an increase of $3.6 million in the cost of insurance. Utilization rates were lower due to the softening of the commercial construction market and increased competition in most of the Company’s markets. The increased cost of insurance in 2002 is a result of Penhall renewing its insurance near the end of fiscal 2001 in an adverse insurance market after emerging from a three year policy which was purchased during a favorable insurance market.

     General and Administrative Expenses. General and administrative expenses were $28.4 million in fiscal year 2002 compared to $28.3 million in fiscal year 2001, an increase of $0.0 million or 0%, which is primarily attributable to a $1.1 million decrease in wages, primarily incentive compensation, offset by operating increases mainly attributable to a full year of costs associated with new offices and additional partial year operating costs associated with the Bob Mack Company and Arizona Curb Cut acquisitions. As a percentage of revenues, general and administrative expenses were 17.6% in fiscal 2002 compared to 16.1% in fiscal 2001. The increase in general and administrative expenses as a percent of revenues occurred because many of these types of expenses remain somewhat constant, and do not increase or decrease in proportion to the increases or decreases in revenues.

     Other Operating Income. Other operating income, consists primarily of gains and losses on the sale of fixed assets, interest income, and discounts earned. Other operating income in both fiscal 2002 and 2001 was $1.4 million.

     Interest Expense. Interest expense was $14.3 million in fiscal 2002 compared to $15.3 million in fiscal 2001, a decrease of 6.4%. The decrease is attributable to the lower borrowings and lower interest rates during fiscal 2002.

     Income Tax Expense (Benefit). The Company recorded an income tax benefit of $0.9 million, or 34.6% of losses before taxes in fiscal 2002 as compared to an income tax expense of $3.9 million, or 42.6% of earnings before income taxes in fiscal 2001. The lower effective tax rate on the loss in fiscal 2002 is due to unconsolidated state tax liabilities of Penhall Company and a 45% reduction of the California net operating loss.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

     Revenues. Revenues for fiscal 2001 were $175.8 million, compared to revenues of $173.1 million for the prior year, an increase of $2.7 million or 1.6%. The increase was due primarily to the opening of new offices in Reno, Nevada, Seattle, Washington, Buffalo,

New York, and Richmond, Virginia, as well as the acquisition of Advance Concrete Sawing & Drilling, Inc. in Bakersfield, California and H&P Sawing & Drilling in Kansas City, Missouri. The increased revenue from the new offices and acquisitions was partially offset by lower revenues in Southern California and Highway Services. The Company faced increased competition in most of its markets, particularly those served by the divisions in Southern California and Minnesota.

     Penhall operated through 37 locations in 17 states at June 30, 2001, compared to 31 locations in 13 states at June 30, 2000. At June 30, 2001, Penhall’s operating fleet consisted of 747 units compared to 644 units at June 30, 2000, an increase of 16.0%. A majority of these new units were put in place during the later part of the fiscal year.

     Gross Profit. For fiscal year 2001, gross profit was $51.4 million compared to gross profit of $53.2 million for fiscal year 2000, a decrease of $1.8 million, or 3.4%. As a percent of revenue, gross profit was 29.2% in fiscal year 2001 compared to 30.7% in fiscal year 2000. The decrease in gross profit in 2001 was due primarily to the decrease in utilization of the equipment rental fleet in fiscal 2001. Utilization rates were lower due to the softening of the commercial construction market and increased competition in most of the Company’s markets, particularly those markets serviced by the Minnesota and the Southern California divisions.

     General and Administrative Expenses. General and administrative expenses were $28.3 million in fiscal year 2001 compared to $28.5 million in fiscal year 2000, a decrease of $0.2 million or .7%. As a percentage of revenues, general and administrative expenses were 16.1% in fiscal 2001 compared to 16.5% in fiscal 2000, a decrease of 0.4%. The reduction in general and administrative expenses as a percent of revenues occurred because many of these types of expenses remain somewhat constant, and do not increase or decrease in proportion to the increases or decreases in revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the “Term Loan Facility”); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the “Revolving Credit Facility”). The Company drew $20.0 million of loans under the Term Loan Facility (“Term Loans”) on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans began amortizing on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility (“Revolving Loans”) are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company’s Leverage Ratio (as such term is defined in the New Credit Facility) is less than 4.75 to 1.0, 50% of such Excess Cash Flow. For fiscal 2002 and 2001, no prepayments resulted from Excess Cash Flow as defined above.

Summary Cash Flow Data (000’s) for
the periods ending June 30,	2000	2001	2002

Cash and cash equivalents	$2,109	$1,030	$6,205

Net cash provided by (used in):
Operating activities	$20,282	$15,732	$17,609

Investing activities	$(17,228)	$(17,697)	$(12,482)

Financing activities	$(4,030)	$886	$48

Capital expenditures	$18,093	$18,469	$9,495

     Cash provided by operating activities during fiscal 2000, 2001 and 2002 was $20.3 million, $15.7 million, and $17.6 million respectively. In fiscal 2002, the Company’s depreciation and amortization, a decrease in receivables and an increase in accounts payable and accrued liabilities was partially offset by it’s net loss, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts and an increase in deferred taxes which resulted in net cash provided by operating activities of $17.6 million.

     In fiscal 2001, the Company’s net earnings plus depreciation, amortization and provision for deferred income tax and decreases in cost and estimated earnings in excess of billings on uncompleted contracts were partially offset by increases in receivables and inventories, prepaid expenses and other assets and decreases in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts which resulted in net cash provided by operating activities of $15.7 million.

     In fiscal 2000, the Company’s net earnings plus depreciation and amortization and increases in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts were partially offset by increases in receivables and inventories and costs and estimated earnings in excess of billings on uncompleted contracts, resulting in net cash provided by operating activities of $20.3 million.

     Management estimates that Penhall’s annual capital expenditures will be approximately $10.0 million for fiscal 2003, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

     Net cash used in investing activities during fiscal 2000, 2001 and 2002 was $17.2 million, $17.7 million and $12.5 million, respectively. Such cash was primarily used for capital expenditures of $18.1 million in fiscal 2000, $18.5 million in fiscal 2001, and $9.5 million in fiscal 2002. In fiscal 2001, $0.5 million was used for the acquisition of Advance Concrete Sawing & Drilling, Inc. and H&P Sawing & Drilling. In fiscal 2002, $3.8 million was used for the acquisition of Bob Mack Company and Arizona Curb Cut.

     Net cash provided by (used in) financing activities during fiscal 2000, 2001 and 2002 was ($4.0) million, $0.9 million and $0 million respectively.

     Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 2002, the Company and its subsidiaries had approximately $129.0 million of total indebtedness outstanding (including the Notes) and a stockholders’ deficit of approximately $66.0 million. As of June 30, 2002 approximately $16.2 million of additional borrowing was available under the Company’s New Credit Facility.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     The Company was required to adopt the provisions of Statement 141 in June 2001, except with regard to business combinations initiated prior to July 1, 2001, which have been accounted for using the pooling-of-interests method, and is required to adopt Statement 142 effective July 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Under the provisions for the statement we did not record amortization for the two current year acquisitions. Such amortization would have amounted to $53,000. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

     The Company will adopt Statement 142 effective July 1, 2002. The adoption of Statement 142 may have a significant effect on the Company’s results from operations. For the years ended June 30, 2000, 2001 and 2002, the Company amortized $689,000, $687,000 and $609,000 related to goodwill. For the year ending June 30, 2003 the Company will not record $768,000 of amortization related to goodwill. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company’s financial position or results from operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company will adopt this statement beginning July 1, 2002. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company will adopt this statement in 2003 and is currently reviewing this statement to determine its impact. However, the Company does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

     On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

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

     There are no derivative transactions during the years ended June 30, 2001 and 2002.

     At June 30, 2002, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,
								FAIR
	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	VALUE

	(IN THOUSANDS)
Fixed rate debt	$3,217	$2,518	$739	$101,035	$5	$166	$107,680	$102,680
Average interest rate							11.30%
Variable rate LIBOR debt (1)	6,000	15,290	0	0	0	0	21,290	21,290
Weighted average current interest rate (1)							4.11%

     At June 30, 2001, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,
								FAIR
	2002	2003	2004	2005	2006	THEREAFTER	TOTAL	VALUE

	(IN THOUSANDS)
Fixed rate debt	$1,436	$571	$17	$4	$100,004	$171	$102,203	$100,203
Average interest rate							11.89%
Variable rate LIBOR debt (1)	5,000	6,000	12,005	0	0	0	23,005	23,005
Weighted average current interest rate (1)							6.23%

(1)	The Company has different interest rate options for its variable rate debt. See note 5 in the consolidated financial statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company filed as part of this report on Form 10-K are listed in Item 14(a).

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Penhall International Corp. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Penhall International Corp. and subsidiaries (“the Company”) as of June 30, 2001 and 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penhall International Corp. and subsidiaries as of June 30, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP KPMG LLP

September 6, 2002
Orange County, California

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,030,000	$6,205,000

Receivables:
Contract and trade receivables	35,257,000	31,361,000
Contract retentions, due upon completion and acceptance of work (note 2)	5,328,000	4,756,000
Income taxes	1,084,000	1,990,000

	41,669,000	38,107,000
Less allowance for doubtful receivables (note 2)	1,763,000	1,421,000

Net receivables	39,906,000	36,686,000

Costs and estimated earnings in excess of billings on uncompleted contracts (note 11)	1,856,000	2,514,000
Deferred tax assets (note 6)	2,329,000	3,133,000
Inventories	2,273,000	1,895,000
Prepaid expenses and other current assets	1,417,000	2,375,000

Total current assets	48,811,000	52,808,000

Property, plant and equipment, at cost:
Land	5,004,000	5,004,000
Buildings and leasehold improvements	9,417,000	8,822,000
Construction and other equipment	115,670,000	121,890,000

	130,091,000	135,716,000
Less accumulated depreciation and amortization	63,888,000	69,449,000

Net property, plant and equipment	66,203,000	66,267,000
Goodwill, net of accumulated amortization of $2,551,000 and $3,159,000, respectively	7,263,000	9,053,000
Debt issuance costs net of accumulated amortization of $2,580,000 and $3,465,000, respectively (note 5)	4,062,000	3,177,000
Other assets, net (note 3)	623,000	1,610,000

	$126,962,000	$132,915,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF JUNE 30,

	2001	2002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt (note 5)	$6,436,000	$9,217,000
Trade accounts payable	9,976,000	9,726,000
Accrued liabilities (note 4)	15,061,000	17,783,000
Billings in excess of costs and estimated earnings on uncompleted contracts (note 11)	1,688,000	680,000

Total current liabilities	33,161,000	37,406,000

Long-term debt, excluding current installments (note 5)	18,772,000	19,753,000
Senior Notes (note 5)	100,000,000	100,000,000
Deferred tax liabilities (note 6)	7,312,000	9,339,000
Senior Exchangeable Preferred stock, redemption value $13,573,000 and $15,075,000 at June 30, 2001 and 2002, respectively. Authorized, issued and outstanding 10,000 shares (note 9)	13,573,000	15,075,000
Series A Preferred stock, redemption value $15,219,000 and $17,332,000 at June 30, 2001 and 2002, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares (note 9)	15,219,000	17,332,000
Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,701 and 18,791 shares at June 30, 2001 and June 30, 2002, respectively (note 9)	27,273,000	31,200,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,017,480 and 1,021,127 at June 30, 2001 and June 30, 2002, respectively	10,000	10,000
Additional paid-in capital	1,831,000	2,044,000
Treasury stock, at cost, 34,173 and 34,796 common shares at June 30, 2001 and June 30, 2002, respectively	(288,000)	(317,000)
Accumulated deficit	(89,901,000)	(98,927,000)

Total stockholders’ deficit	(61,075,000)	(65,990,000)
Commitments and contingencies (notes 7, 8 and 10)
Subsequent event (note 16)
	$126,962,000	$132,915,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2000	2001	2002

Revenues	$173,060,000	$175,769,000	$161,242,000
Cost of revenues	119,854,000	124,408,000	122,418,000

Gross profit	53,206,000	51,361,000	38,824,000
General and administrative expenses (note 8)	28,474,000	28,347,000	28,364,000
Reorganization expenses	43,000	—	—
Other operating income	1,228,000	1,408,000	1,360,000

Earnings before interest expense and income taxes	25,917,000	24,422,000	11,820,000
Interest expense	15,591,000	15,263,000	14,293,000

Earnings (loss) before income taxes	10,326,000	9,159,000	(2,473,000)
Income tax expense (benefit) (note 6)	4,376,000	3,900,000	(856,000)

Net earnings (loss)	5,950,000	5,259,000	(1,617,000)
Accretion of preferred stock to redemption value	(2,854,000)	(3,207,000)	(3,615,000)
Accrual of cumulative dividends on preferred stock	(2,946,000)	(3,263,000)	(3,794,000)

Net earnings (loss) available to common stockholders	$150,000	$(1,211,000)	$(9,026,000)

Earnings (loss) per share basic and diluted	$.15	$(1.22)	$(9.16)
Weighted average number of shares outstanding basic and diluted	1,000,953	995,747	985,345

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002

	SERIES B PREFERRED STOCK		COMMON STOCK

	SHARES		SHARES
	OUTSTANDING	AMOUNT	OUTSTANDING	AMOUNT

Balance at June 30, 1999	18,556	$20,880,000	995,000	$10,000
Shares issued	511	574,000	17,513	—
Accretion of redeemable preferred stock	—	—	—	—
Accrual of cumulative dividends	—	2,946,000	—	—
Repurchase of shares	(15)	(15,000)	—	—
Net earnings	—	—	—	—

Balance at June 30, 2000	19,052	24,385,000	1,012,513	10,000
Shares issued	146	186,000	4,967	—
Accretion of redeemable preferred stock	—	—	—	—
Accrual of cumulative dividends	—	3,263,000	—	—
Repurchase of shares	(497)	(561,000)	—	—
Net earnings	—	—	—	—

Balance at June 30, 2001	18,701	27,273,000	1,017,480	10,000
Shares issued	108	158,000	3,647	—
Accretion of redeemable preferred stock	—	—	—	—
Accrual of cumulative dividends	—	3,794,000	—	—
Repurchase of shares	(18)	(25,000)	—	—
Net loss	—	—	—	—

Balance at June 30, 2002	18,791	$31,200,000	1,021,127	$10,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		TREASURY STOCK
					TOTAL
	ADDITIONAL	SHARES		ACCUMULATED	STOCKHOLDERS'
	PAID-IN CAPITAL	OUTSTANDING	AMOUNT	DEFICIT	DEFICIT

Balance at June 30, 1999	$985,000	(523)	$—	$(88,840,000)	$(66,965,000)
Shares issued	537,000	—	—	—	1,111,000
Accretion of redeemable preferred stock	—	—	—	(2,854,000)	(2,854,000)
Accrual of cumulative dividends	—	—	—	(2,946,000)	—
Repurchase of shares	—	(5,491)	(14,000)	—	(29,000)
Net earnings	—	—	—	5,950,000	5,950,000

Balance at June 30, 2000	1,522,000	(6,014)	(14,000)	(88,690,000)	(62,787,000)
Shares issued	309,000	—	—	—	495,000
Accretion of redeemable preferred stock	—	—	—	(3,207,000)	(3,207,000)
Accrual of cumulative dividends	—	—	—	(3,263,000)	—
Repurchase of shares	—	(28,159)	(274,000)	—	(835,000)
Net earnings	—	—	—	5,259,000	5,259,000

Balance at June 30, 2001	1,831,000	(34,173)	(288,000)	(89,901,000)	(61,075,000)
Shares issued	213,000	—	—	—	371,000
Accretion of redeemable preferred stock	—	—	—	(3,615,000)	(3,615,000)
Accrual of cumulative dividends	—	—	—	(3,794,000)	—
Repurchase of shares	—	(623)	(29,000)	—	(54,000)
Net loss	—	—	—	(1,617,000)	(1,617,000)

Balance at June 30, 2002	$2,044,000	(34,796)	$(317,000)	$(98,927,000)	$(65,990,000)

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,

	2000	2001	2002

Cash flows from operating activities:
Net earnings (loss)	$5,950,000	$5,259,000	$(1,617,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	14,521,000	16,254,000	17,185,000
Amortization of debt issuance costs	885,000	884,000	885,000
Provision for doubtful receivables	340,000	146,000	340,000
Provision for (benefit from) deferred income taxes	2,397,000	1,256,000	(736,000)
Gains on sale of assets, net	(305,000)	(422,000)	(300,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(4,793,000)	(4,111,000)	2,880,000
Inventories, prepaid expenses and other assets	(780,000)	(1,074,000)	(372,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(972,000)	2,270,000	(658,000)
Trade accounts payable, accrued liabilities and income taxes payable	1,454,000	(3,783,000)	1,010,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,585,000	(947,000)	(1,008,000)

Net cash provided by operating activities	20,282,000	15,732,000	17,609,000

Cash flows from investing activities:
Proceeds from sale of assets	865,000	1,292,000	832,000
Capital expenditures	(18,093,000)	(18,469,000)	(9,495,000)
Acquisition of companies, net of cash acquired	—	(520,000)	(3,819,000)

Net cash used in investing activities	(17,228,000)	(17,697,000)	(12,482,000)

Cash flows from financing activities:
Borrowings under long-term debt	28,726,000	71,824,000	85,823,000
Repayments of long-term debt	(36,796,000)	(73,803,000)	(86,288,000)
Book overdraft	2,965,000	2,891,000	196,000
Debt issuance costs	(7,000)	—	—
Proceeds from issuance of common stock	537,000	309,000	213,000
Repurchase of common stock and Series B preferred stock	(29,000)	(521,000)	(54,000)
Issuance of Series B preferred stock	574,000	186,000	158,000

Net cash provided by (used in) financing activities	(4,030,000)	886,000	48,000

Net increase (decrease) in cash and cash equivalents	(976,000)	(1,079,000)	5,175,000
Cash and cash equivalents at beginning of year	3,085,000	2,109,000	1,030,000

Cash and cash equivalents at end of year	$2,109,000	$1,030,000	$6,205,000

See note 15 for supplementary cash flow information.

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY’S ACTIVITIES AND OPERATING CYCLE

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

     In connection with the recapitalization mergers, PII on June 30, 1998 entered into a certain Compensation Tax Consistency and Indemnification Agreement (the Agreement) with certain members of management. Under the Agreement, PII was obligated to make approximately $3,000,000 of tax gross-up payments to certain members of management. For the years ended June 30, 2000, 2001 and 2002, $43,000, $0 and $0, respectively, is included in reorganization expenses for the costs associated with the recapitalization mergers.

     Penhall International Corp. and its wholly-owned subsidiaries, Penhall Rental Corp. and Penhall Company (collectively, “the Company” or “Penhall”) serves customers in the industrial, construction, governmental, and residential markets, primarily through the performance of new construction, rehabilitation, and demolition services in connection with infrastructure projects. The Company’s revenues are generated through equipment rentals, both short-term and longer term under fixed price agreements. The length of the fixed price agreements (contracts) varies, but typically range from one to 12 months. In accordance with the operating cycle concept, the Company classifies all contract-related assets and liabilities as current items. The Company’s base of operations includes among others, the states of California, Arizona, Colorado, Nevada, Texas, Georgia, North Carolina, South Carolina and Utah. Additionally, through its purchase in April of 1998 of Highway Services, Inc., the Company’s operations were expanded to include the mid-western states of the United States and some provinces of Canada. The Company’s operations are primarily conducted through Penhall International Corp. and its wholly owned subsidiary, Penhall Company.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Penhall International Corp. and its wholly owned subsidiaries: Penhall Rental Corp. and Penhall Company. Penhall Company has three wholly owned subsidiaries, Penhall Investments, a California Corporation, Penhall Leasing, a California single member limited liability company and Bob Mack Company, Inc. a California Corporation. All significant intercompany transactions have been eliminated in consolidation.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

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

     The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

     Income from claims for additional contract compensation is recorded upon settlement of the disputed amount.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2001 and 2002, cash equivalents were $0.0 and $4.7 million, respectively.

INVENTORIES

     Inventories, which consist primarily of diamond cutting blades and fuel, are stated at cost. Cost is determined using the purchase price of the assets and is expensed based on usage.

PROPERTY, PLANT AND EQUIPMENT

     The Company and its subsidiaries provide for depreciation of property, plant and equipment based on the following estimated useful lives of the assets, using the straight-line method and a residual value of approximately 10%:

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

GOODWILL

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Amortization expense related to goodwill amounted to $689,000, $687,000 and $609,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

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

SELF-INSURANCE

     Effective May 2001, the Company increased its third-party insurance deductible to $250,000 per occurrence. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general and vehicle liability. Losses are accrued based upon the accumulation of estimates for reported losses and includes a provision, based on past experience and using actuarial assumptions, for losses incurred but not reported. The method of determining such estimates and establishing the resulting reserves is continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operations. As of June 30, 2001 and June 30, 2002, the Company had recorded a discounted accrued liability for self-insurance of $1,038,000 and $5,071,000, respectively. The discount rate utilized as of June 30, 2002 was 5.0%. The accrued liability on an undiscounted basis at June 30, 2002 was $5,675,000. Management believes that the accrual is adequate to cover the losses incurred to date; however, this accrual is based on estimates and the ultimate liability may be more or less than the amount provided.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

also allows entities to continue to apply the provisions of APB Opinion No. 25 and to provide disclosures for employee stock-based compensation grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For the years ended June 30, 2000 and 2001 diluted earnings (loss) per share is the same as basic earnings per share as there are no assumed potential dilutive securities. During the year ended June 30, 2002, diluted earnings (loss) per share is the same as basic earnings (loss) per share as options to purchase 9,260 shares of common stock were not included in the computation of diluted earnings (loss) per share for the year ended June 2002 as the effect would have been anti-dilutive.

MANAGEMENT’S ESTIMATES

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

COMPREHENSIVE INCOME

     In 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which established new rules for the reporting and display of comprehensive income and its components. Comprehensive income equals net income for each of the years in the three-year period ended June 30, 2002.

SEGMENT INFORMATION

     The Company’s only line of business is the rental of operator assisted equipment for use in infrastructure projects. This equipment is rented on an hourly basis (Services) and on a longer-term, fixed price basis (Contracts). In fiscal 2002, approximately 73% of revenues were generated from Services, and approximately 27% of revenues were generated from Contracts. The Company does not account for, or manage, the hourly or fixed-price rentals in a separate manner. Over the past 3 fiscal years, approximately 27% to 30% of Services revenues have been generated from Contracts.

     The Company has a non-operated assisted rental business (Bare Rentals). Bare Rentals were insignificant to the consolidated operations for each of the fiscal years ended June 30, 2000, 2001 and 2002.

RECLASSIFICATIONS

     Certain 2001 balances have been reclassified to conform to the presentation used in 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     The Company was required to adopt the provisions of Statement 141 in June 2001, except with regard to business combinations initiated prior to July 1, 2001, which have been accounted for using the pooling-of-interests method, and is required to adopt Statement 142 effective July 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Under the provisions of Statement 141 we did not record amortization for the two current year acquisitions. Such amortization would have amounted to $53,000. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. For the year ending June 30, 2003 the Company will not record $768,000 of amortization related to goodwill.

(2) RECEIVABLES

     Contract receivables represent those amounts, which actually have been billed. Contract retentions are collectible upon completion or other milestones of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows:

	JUNE 30,	JUNE 30,
	2001	2002

Years ending June 30:
2002	$4,209,000	$—
2003	799,000	3,805,000
2004	320,000	594,000
2005	—	357,000

	$5,328,000	$4,756,000

     Transactions in the allowance for doubtful receivables are summarized as follows:

	YEARS ENDED JUNE 30,

	2000	2001	2002

Balance, beginning of year	$1,277,000	$1,617,000	$1,763,000
Provision for doubtful accounts	1,818,000	84,000	340,000
Accounts (charged off) collected	(1,478,000)	62,000	(682,000)

Balance, end of year	$1,617,000	$1,763,000	$1,421,000

(3) OTHER ASSETS:

     Other assets consist of the following:

	JUNE 30,	JUNE 30,
	2001	2002

Covenants not to compete	$1,473,000	$2,947,000
Accumulated amortization	(1,096,000)	(1,382,000)
Other	246,000	45,000

	$623,000	$1,610,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     The covenants not to compete are amortized over the life of the agreements. Amortization expense related to the covenants not to compete amounted to $445,000, $418,000 and $286,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

4) ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

	JUNE 30,	JUNE 30,
	2001	2002

Union benefits	$1,013,000	$675,000
Accrued bonuses	3,204,000	1,577,000
Accrued interest	5,253,000	5,179,000
Accrued insurance	1,726,000	5,779,000
Accrued vacation	421,000	531,000
Accrued payroll	2,443,000	2,134,000
Non-compete agreements	180,000	1,284,000
Other	821,000	624,000

	$15,061,000	$17,783,000

(5) SENIOR NOTES AND LONG-TERM DEBT

     Senior Notes

     On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company’s option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. The Company was in compliance with all such covenants at June 30, 2002.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

Long-term Debt

     Long-term debt consists of the following:

	JUNE 30,	JUNE 30,
	2001	2002

Note payable to former officer and shareholder, bearing interest at 8.0% per annum; principal and interest payable monthly until October 2002	$233,000	$61,000
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.25% per annum which resulted in a discount of $200,000; payable $428,000 due and paid on June 1, 2002	400,000	—
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 10.0% per annum which resulted in a discount of $61,000; $300,000 due September 30, 2002	365,000	295,000
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.0% per annum which resulted in a discount of $51,000; payable $193,000 due March 31, 2003	346,000	181,000
Note payable secured by certain equipment, interest of 0%, imputed interest at 3.9% per annum which resulted in a discount of $24,000; payable $123,000 due December 31, 2002, 2003 and 2004	—	346,000
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest payable $200,000 due March 1, 2003 and 2004	—	388,000
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest payable $1,500,000 due March 1, 2003 and 2004	—	2,908,000
Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company may elect to maintain the Revolving Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% to 2.00% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% to 3.00% (as defined) plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due June 15, 2004. The effective interest rate at June 30, 2001 and 2002 was 6.23% and 4.59%, respectively
	6,005,000	9,290,000
$20,000,000 Term Loan secured by certain assets of the Company; principal payments of $750,000 per quarter commencing September 15, 2000 through June 15, 2001, $1,250,000 per quarter through June 15, 2002, and $1,500,000 per quarter through June 15, 2004. The Company may elect to maintain the Term Loan as a Base Rate Loan, which accrues interest quarterly at 1.25% to 2.00% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrues interest at 2.25% to 3.00% (as defined) plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. All unpaid principal and interest is due June 15, 2004. The effective interest rate at June 30, 2001 and 2002 was 5.69% and 3.67%, respectively
	17,000,000	12,000,000
Various capital leases and equipment financing agreements due through October 2005 with interest ranging from 0% to 10.0% per annum	662,000	3,315,000
Other	197,000	186,000

	25,208,000	28,970,000
Less current installments of long-term debt	6,436,000	9,217,000

Long-term debt, excluding current installments	$18,772,000	$19,753,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     As part of the Revolving Loan, the Company has a Swingline Loan in the maximum credit amount of $2,500,000 secured by certain assets of the Company; interest accrues quarterly at 1.25% and 2.00% plus the higher of the Federal Funds Effective Rate (as defined) or then current prime rate and is payable in quarterly installments, at June 30, 2001 and 2002 respectively. All unpaid principal and interest is due June 10, 2004.

     The Term Loan, Revolving Loan, and Swingline Loan (the “Credit Facility”) contain certain financial and non-financial covenants, including working capital, net worth, and debt to equity ratios. The Company is also required to make defined prepayments in the event cash flows from operations exceed specified amounts, as defined. The Company is required to be in compliance with certain covenants and ratios or to request a waiver if not in compliance. The Company received a waiver for each of the following covenants and/or ratios as of June 30, 2002: (1) Interest Coverage Ratio, (2) Leverage Ratio and (3) Minimum Consolidated EBITDA (all covenants/ratios as defined in the Credit Facility Agreement). No prepayments were required during the years ended June 30, 2001 and 2002. Additionally, under the terms of the Credit Facility, the Company had pledged all of the assets of its wholly owned subsidiaries as collateral.

     The Company had unused and available amounts under its Credit Facility in the amount of $16,230,000 at June 30, 2002.

     On March 18, 2002, Penhall Company entered into a Note and Security Agreement with a bank in the amount of $2,806,000 secured by certain equipment. Fifty (50) monthly payments of principal (as scheduled) and interest of 2.60% plus the rate of interest equal to LIBOR (as defined) are required with a final payment in the fifty first (51st) month of $472,000. The Company is required to be in compliance with certain covenants and ratios or to request a waiver if not in compliance. The Company received a waiver for each of the following covenants/ratios as of June 30, 2002: (1) Interest Coverage Ratio and (2) Leverage Ratio (all covenants/ratios as defined in the Note and Security Agreement).

     Annual maturities of long-term debt for the next five years are as follows:

JUNE 30

2003	$9,217,000
2004	17,808,000
2005	739,000
2006	1,035,000
2007	5,000
Thereafter	166,000

$28,970,000

(6) INCOME TAXES

     Income tax expense (benefit) is comprised of the following components for each fiscal year ended June 30:

	YEAR ENDED JUNE 30,

	2000	2001	2002

Current tax expense (benefit):
Federal	$1,506,000	$2,345,000	$(180,000)
State	473,000	299,000	60,000

	1,979,000	2,644,000	(120,000)

Deferred tax expense (benefit):
Federal	2,490,000	490,000	(589,000)
State	(93,000)	766,000	(147,000)

	2,397,000	1,256,000	(736,000)

	$4,376,000	$3,900,000	$(856,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     As of June 30, 2001 and 2002, the Company has a current net deferred tax asset of $2,329,000 and $3,133,000, respectively, and a net non-current deferred tax liability of $7,312,000 and $9,339,000, respectively.

     Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	JUNE 30,	JUNE 30,
	2001	2002

Deferred tax assets:
Allowance for doubtful receivables	$709,000	$571,000
Accruals not currently deductible	1,620,000	2,536,000
Net operating loss carryforwards	—	26,000

Total deferred tax assets	$2,329,000	$3,133,000

Deferred tax liabilities — Depreciation and amortization	(7,312,000)	(9,339,000)

Net deferred tax liability	$(4,983,000)	$(6,206,000)

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

     Deferred income tax expense (benefit) consists of the following:

	YEARS ENDED JUNE 30

	2000	2001	2002

Allowance for doubtful receivables	$(97,000)	$(103,000)	$138,000
Accruals not currently deductible and other	(958,000)	166,000	(916,000)
Depreciation and amortization	1,239,000	1,193,000	68,000
Net operating loss carryforwards	2,213,000	—	(26,000)

	$2,397,000	$1,256,000	$(736,000)

     Income tax expense (benefit) for each fiscal year ended June 30 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to earnings (loss) before income taxes as follows:

	YEARS ENDED JUNE 30

	2000	2001	2002

Computed “expected” tax expense (benefit)	$3,614,000	$3,206,000	$(865,000)
Increase (decrease) in taxes resulting from:
State income tax expense (benefit), net of Federal income tax deduction	250,000	692,000	(57,000)
Other, net	512,000	2,000	66,000

	$4,376,000	$3,900,000	$(856,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

(7) EMPLOYEE RETIREMENT PLANS

     The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Contributions to such plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. Amounts contributed to these plans in fiscal 2000, 2001 and 2002 aggregated $2,475,000, $3,035,000 and $2,589,000 respectively. In the event of the Company’s partial or total withdrawal from such plans, it may be liable for its share of any unfunded vested benefits thereunder. The Company may also be assessed for its share of any unfunded vested benefits resulting from partial or total withdrawal from such plans and any non-payment by other employer participants. Less than 10% of the Company’s employees are covered by a collective bargaining agreement that will expire within one year.

     The Company sponsors a defined contribution 401(k) plan. Subject to certain terms and conditions of the plan, substantially all of the Company’s non-union employees are eligible to participate in the plan. The Company may, but is not required to, make matching contributions to the plan each year, which are allocated to each participant’s account in proportion to the amount that he or she has contributed to the plan during the applicable plan year. All Company and employee contributions to the plan plus the earnings thereon are 100% vested. Costs incurred under the plan were $349,000, $376,000 and $515,000 related to the plan for the years ended June 30, 2000, 2001 and 2002, respectively.

(8) STOCK COMPENSATION PLANS

     Stock Incentive Plan

     On October 7, 1999, the Company’s Board of Directors approved a stock incentive plan (the “Plan”) under which employees, officers, directors or consultants (“Eligible Participants”) may be granted stock options and restricted stock awards. The Board authorized the issuance of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company’s option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. On October 20, 2000, the Company issued 4,967 shares of common stock for an aggregate purchase price of $309,000 and 146 shares of Series B Preferred Stock for an aggregate purchase price of $186,000 to Eligible Participants under the Plan. On November 16, 2001, the Company issued 3,647 shares of common stock for an aggregate purchase price of $213,000 and 108 shares of Series B Preferred Stock for an aggregate purchase price of $158,000 to Eligible Participants under the Plan. On November 16, 2001, 9,420 stock options were granted to Eligible Participants under the Plan at an exercise price of $58.51. These options vest ratably over 5 years and are exercisable up to ten years from date of grant.

     Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average
	underlying options	exercise price

Balance at June 30, 2001	—
Granted	9,420	$58.51
Forfeited	(160)	$58.51

Balance at June 30, 2002	9,260	$58.51

     At June 30, 2002 there were no exercisable options. The weighted average price and the weighted average remaining life of outstanding options was $58.51 and 9.4 years, respectively.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     In accounting for its Plan, the Company has elected the pro forma disclosure option under SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Net Loss Available to Common Stockholders	Loss Per Share

As reported	($9,026,000)	($9.16)
Pro forma	($9,118,000)	($9.25)

     At the grant date, the weighted average fair value of options granted was $14.71, this was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.8%, volatility of 6.1%, dividend rate of 0% and an expected life of 10 years.

     Stockholders Agreement

     Upon consummation of the Recapitalization Mergers, an affiliate, the management stockholders and Penhall International Corp. entered into a Securities Holders Agreement (the “Stockholders Agreement”) containing certain agreements among such stockholders with respect to the capital stock and corporate governance of the Company and its subsidiaries.

     The Stockholders Agreement contains certain provisions, which, with certain exceptions, restrict the ability of the management stockholders from transferring any common stock or Series B preferred stock except pursuant to the terms of the Stockholders Agreement. If the Board of Directors of Penhall International Corp. and holders of at least a majority of the common stock of Penhall International Corp. then outstanding shall approve the sale of Penhall International Corp. or any of its subsidiaries to an unaffiliated third person (an “Approved Sale”), each stockholder of the Company shall consent to, vote for and raise no objections against, and waive dissenters and appraisal rights (if any) with respect to, the Approved Sale and, if such sale shall include the sale of capital stock, each stockholder shall sell such stockholder’s capital stock on the terms and conditions approved by the Board of Directors of Penhall International Corp. and the holders of a majority of the common stock of Penhall International Corp. then outstanding. The Stockholders Agreement also provides for certain additional restrictions on transfer of Penhall International Corp.’s common stock and Series B preferred stock by the management stockholders, including the right of Penhall International Corp. to purchase certain common stock and Series B preferred stock of Penhall International Corp. held by a management stockholder upon termination of such management stockholder’s employment on or prior to the later of the fifth anniversary of the consummation of the Recapitalization Mergers and the 180th day following an Initial Public Offering (as defined below), at its original issuance price, and the grant of a right of first refusal in favor of Penhall International Corp. in the event a management stockholder elects to transfer such common stock or Series B preferred stock. Under the Stockholders Agreement, a management stockholder has the right, subject to the restrictions set forth in agreements relating to indebtedness of the Company, to require Penhall International Corp. to purchase certain common stock and Series B preferred stock of the Company held by such management stockholder upon termination of such management stockholder’s employment on or prior to the later of the fifth anniversary of the consummation of the Recapitalization Mergers and the 180th day following an Initial Public Offering, at its original issuance price. “Initial Public Offering” means the sale by the Company in an underwritten public offering made pursuant to an effective registration statement under the Securities Act of common stock for gross offering proceeds of at least $30 million. The Stockholders Agreement also contains certain provisions that provide the management stockholders with a termination benefit upon termination of employment without cause, death or disability. The amount of the termination benefit is based upon the book value of the common stock and Series B preferred stock, as defined in the Stockholders Agreement. However, if Penhall International Corp. does not meet certain EBITDA growth criteria, the amount that a management stockholder will receive for outstanding common stock or Series B preferred stock under any form of termination is the lower of the original issuance price or book value.

     Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 358,389 and 359,840 shares of common stock and 8,552 and 8,729 shares of Series B preferred stock at June 30, 2001 and 2002, respectively.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

(9) REDEEMABLE PREFERRED STOCK

     Senior Exchangeable Preferred Stock

     Penhall International Corp. is authorized to issue up to 250,000 shares of preferred stock, par value $.01 per share (“Preferred stock”), of which 10,000 shares have been designated as Senior Exchangeable Preferred stock. With respect to dividend rights and rights on liquidation, winding up and dissolution of Penhall International Corp., the Senior Exchangeable Preferred stock ranks senior to the Common stock, the Series A preferred stock and the Series B Preferred stock. Holders of Senior Exchangeable Preferred stock are entitled to receive, when, as and if declared by the Board of Directors of Penhall International Corp., out of funds legally available for payment thereof, cash dividends on each share of Senior Exchangeable Preferred stock at a rate per annum equal to 10.5% of the Senior Exchangeable Preferred Liquidation Preference (as defined below) of such share before any dividends are declared and paid, or set apart for payment, on any shares of capital stock junior to the Senior Exchangeable Preferred stock (“Senior Exchangeable Junior Stock”) with respect to the same dividend period. All dividends shall be cumulative without interest, whether or not earned or declared. “Senior Exchangeable Preferred Liquidation Preference” means, on any specific date, with respect to each share of Senior Exchangeable Preferred stock, the sum of (i) $1,000 per share plus (ii) the accumulated unpaid dividends with respect to such share.

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

     The Senior Exchangeable Preferred stock is exchangeable by Penhall International Corp. at any time and from time to time for junior subordinated notes (the “Junior Subordinated Notes”) in an amount equal to the Senior Exchangeable Preferred Liquidation Preference plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the exchange date to the exchange date. The Junior Subordinated Notes will pay interest from the date of exchange at the rate of 10.5% per annum in cash; provided, however, that Penhall International Corp. shall be prohibited from paying interest on the Junior Subordinated Notes in cash for so long as the such notes shall remain outstanding. In such event, interest shall be deemed to be paid by such amount being added to the outstanding principal amount of the Junior Subordinated Notes and shall accrue interest as a portion of the principal amount of the Junior Subordinated Notes to the maximum extent permitted by law. If issued, the Junior Subordinated Notes will mature on February 1, 2007.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     Series A Preferred Stock

     Penhall International Corp. has designated 25,000 shares of preferred stock as Series A preferred stock. With respect to dividend rights and rights on liquidation, winding up and dissolution of Penhall International Corp., the Series A preferred stock ranks senior to the common stock and on a parity with the Series B preferred stock. Holders of Series A preferred stock are entitled to receive, when, as and if declared by the Board of Directors of Penhall International Corp., out of funds legally available for payment thereof, cash dividends on each share of Series A preferred stock at a rate per annum equal to 13% of the Liquidation Preference (as defined below) of such share before any dividends are declared and paid, or set apart for payment, on any shares of capital stock junior to the Series A preferred stock (“Junior Stock”) with respect to the same dividend period. All dividends shall be cumulative without interest, whether or not earned or declared. “Liquidation Preference” means, on any specific date, with respect to each share of Series A preferred stock, the sum of (i) $1,000 per share plus (ii) the accumulated dividends with respect to such share.

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

(10) COMMITMENTS AND CONTINGENCIES

     Leases

     (a)  Capital Leases

     The Company is obligated under various capital leases for certain construction equipment that expire at various dates through October 2005. At June 30, 2001 and 2002, the cost of construction equipment and the related depreciation recorded for equipment under capital leases were as follows:

	2001	2002

Construction Equipment	$—	$340,000
Less accumulated amortization	—	67,000

	$—	$273,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     The present value of the minimum lease payments as of June 30, 2002 is $292,000 (note 5).

     (b)  Operating Leases

     The Company and its subsidiaries lease various properties and equipment under long-term agreements, which expire at varying dates through October 2008. Certain of these leases provide for renegotiation of annual rentals at specified dates. Rent expense was $1,098,000, $1,203,000 and $1,513,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2002 are as follows:

YEARS ENDING JUNE 30:
2003	$1,526,000
2004	1,281,000
2005	918,000
2006	755,000
2007	556,000
Thereafter	1,532,000

$6,568,000

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalent accounts, and contract and trade receivables.

     The California Department of Transportation accounted for approximately 6% of consolidated revenues of the Company for the years ended June 30, 2000 and 2001 and less than 1% for the year ended June 30, 2002. No other customer accounted for 5% or more of consolidated revenues for the years ended June 30, 2000, 2001 or 2002. No customers accounted for over 5% of outstanding accounts receivable as of June 30, 2001 or 2002.

     Risks and Uncertainties

     The Company is required to meet certain financial and operating criteria as established by respective Department of Transportation agencies to bid and work in certain states. There is no assurance that state regulatory agencies will not change the established criteria or that the Company will continue to comply with the established criteria. Should the Company lose its ability to bid and work in certain states, the operations and the financial position of the Company could be adversely effected.

     Cash and Cash Equivalents

     At June 30, 2001 and 2002, the Company had approximately $995,000 and $1,472,000, respectively, on deposit at one financial institution. At June 30, 2002, the Company also had approximately $4,700,000 on deposit at a second financial institution.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     Letters of Credit

     As of June 30, 2002, the Company had an outstanding standby letter of credit of $4,480,000 with a financial institution for the benefit of an insurance carrier of the Company. The standby letter of credit, which reduces the amount of borrowing available under the Company’s Credit Facility (note 5), expires on June 15, 2003.

     Litigation

     There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management’s present opinion based in part upon the advise of legal counsel that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

     Certain Fees Payable to BRS; BRS Management Agreement

     Upon consummation of the Recapitalization Mergers (note 1), the Company entered into a management services agreement (the “Management Agreement”) with the Third Party pursuant to which the Third Party will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The fees payable pursuant to the Management Agreement were negotiated on an arm’s-length basis by representatives of the Third Party and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company.

(11) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts consists of the following:

	JUNE 30,	JUNE 30,
	2001	2002

Costs incurred on uncompleted contracts	$82,727,000	$87,013,000
Estimated earnings to date	16,072,000	14,039,000

	98,799,000	101,052,000
Less billings to date	98,631,000	99,218,000

	$168,000	$1,834,000

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,856,000	$2,514,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,688,000)	(680,000)

	$168,000	$1,834,000

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2001 and 2002.

	2001		2002

	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE

Financial assets:
Cash and cash equivalents	$1,030,000	$1,030,000	$6,205,000	$6,205,000
Net receivables	39,906,000	39,906,000	36,686,000	36,686,000
Financial liabilities:
Current installments of long-term debt	6,436,000	6,436,000	9,217,000	9,217,000
Trade accounts payable	9,976,000	9,976,000	9,726,000	9,726,000
Accrued liabilities and income taxes payable	15,061,000	15,061,000	17,783,000	17,783,000
Long-term debt, excluding current installments	18,772,000	18,772,000	19,753,000	19,753,000
Senior Notes	100,000,000	98,000,000	100,000,000	95,000,000

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

     Long-term debt, excluding current installments, and Senior Notes: The fair value of the Company’s long-term debt and Senior Notes is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company as of the date of the consolidated balance sheets for similar debt instruments by the Company’s bankers.

(13) ACQUISITIONS

     The Company completed the following acquisitions during fiscal 2001 and 2002, which were accounted for as purchases:

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

     In March 2002, the Company purchased 100% of the stock of Bob Mack Company, Inc (“Bob Mack”) and selected assets of Bobbie Mack Grinding, Inc (“Grinding”). Bob Mack and Grinding were related parties prior to the purchase. Total consideration for the purchase of Bob Mack stock was approximately $6.0 million, $3.0 million in cash and the remainder payable in equal installments in March 2003 and 2004. Total consideration for the purchase of selected assets from Grinding was $800,000, $400,000 in cash and the remainder payable in equal installments in March 2003 and 2004. In addition, the shareholders of Bob Mack signed 5 year non-compete agreements with Penhall which restrict the former shareholders of Bob Mack from competing with the acquired business and

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

requires Penhall to pay the former shareholders $1.4 million in 5 equal payments over a four year period. The Company recorded approximately $2.4 million of goodwill related to this transaction. Based in Visalia, California, Bob Mack primarily operates in central California and is a provider of asphalt removal, grinding and milling services. The acquisition of Bob Mack expands the range of services offered by Penhall.

     In April 2002, Penhall Company, purchased selected assets of Arizona Curb Cut for $553,000. The purchase price included a $73,000 loan assumption, a $69,000 lease assumption, $50,000 covenant not to compete, and a seller unsecured carryback note of $346,000 at 3.9% imputed interest, payable in installments of $123,000. The Company recorded approximately $56,000 of goodwill related to this transaction.

     Pro forma information has not been presented since the results of these operations did not have a significant effect on Penhall’s consolidated operations.

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

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2001 and 2002 and for the years ended June 30, 2000, 2001 and 2002 of:

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2001

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$1,082,000	$—	$38,824,000	$—	$39,906,000
Inventories	—	—	2,273,000	—	2,273,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,856,000	—	1,856,000
Intercompany assets	29,006,000	—	—	(29,006,000)	—
Other current assets	112,000	966,000	3,698,000	—	4,776,000

Total current assets	30,200,000	966,000	46,651,000	(29,006,000)	48,811,000
Net property, plant and equipment	—	9,424,000	56,779,000	—	66,203,000
Other assets, net	4,062,000	—	7,886,000	—	11,948,000
Intercompany assets	10,000,000	—	—	(10,000,000)	—
Investment in parent	—	4,001,000	—	(4,001,000)	—
Investment in subsidiaries	55,992,000	—	—	(55,992,000)	—

	$100,254,000	$14,391,000	$111,316,000	$(98,999,000)	$126,962,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$5,173,000	$10,000	$1,253,000	$—	$6,436,000
Trade accounts payable	3,000	—	9,973,000	—	9,976,000
Accrued liabilities	5,295,000	(20,000)	9,786,000	—	15,061,000
Income taxes payable	—	—	—	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	1,688,000	—	1,688,000
Intercompany liabilities	—	28,346,000	660,000	(29,006,000)	—

Total current liabilities	10,471,000	28,336,000	23,360,000	(29,006,000)	33,161,000
Intercompany liabilities	—	—	10,000,000	(10,000,000)	—
Long-term debt, excluding current installments	18,066,000	186,000	520,000	—	18,772,000
Senior notes	100,000,000	—	—	—	100,000,000
Deferred tax liabilities	—	(143,000)	7,455,000	—	7,312,000
Senior Exchangeable Preferred stock	13,573,000	—	—	—	13,573,000
Series A Preferred stock	15,219,000	—	—	—	15,219,000
Stockholders’ equity (deficit)	(57,075,000)	(13,988,000)	69,981,000	(59,993,000)	(61,075,000)

	$100,254,000	$14,391,000	$111,316,000	$(98,999,000)	$126,962,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2002

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$1,990,000	$—	$34,696,000	$—	$36,686,000
Inventories	—	—	1,895,000	—	1,895,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	2,514,000	—	2,514,000
Intercompany assets	28,303,000	—	—	(28,303,000)	—
Other current assets	242,000	6,143,000	5,328,000	—	11,713,000

Total current assets	30,535,000	6,143,000	44,433,000	(28,303,000)	52,808,000
Net property, plant and equipment	—	9,078,000	57,189,000	—	66,267,000
Other assets, net	3,177,000	—	10,663,000	—	13,840,000
Investment in parent	—	4,001,000	—	(4,001,000)	—
Investment in subsidiaries	63,239,000	—	—	(63,239,000)	—

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$6,061,000	$3,000	$3,153,000	$—	$9,217,000
Trade accounts payable	4,000	—	9,722,000	—	9,726,000
Accrued liabilities	5,178,000	2,000	12,603,000	—	17,783,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	680,000	—	680,000
Intercompany liabilities	—	26,245,000	2,058,000	(28,303,000)	—

Total current liabilities	11,243,000	26,250,000	28,216,000	(28,303,000)	37,406,000
Long-term debt, excluding current installments	15,290,000	183,000	4,280,000	—	19,753,000
Senior notes	100,000,000	—	—	—	100,000,000
Deferred tax liabilities	—	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	15,075,000	—	—	—	15,075,000
Series A Preferred stock	17,332,000	—	—	—	17,332,000
Stockholders’ equity (deficit)	(61,989,000)	(7,054,000)	70,293,000	(67,240,000)	(65,990,000)

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	YEAR ENDED JUNE 30, 2000

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$—	$1,318,000	$173,060,000	$(1,318,000)	$173,060,000
Cost of revenues	—	—	119,854,000	—	119,854,000

Gross profit	—	1,318,000	53,206,000	(1,318,000)	53,206,000
General and administrative expenses	444,000	410,000	28,938,000	(1,318,000)	28,474,000
Reorganization expenses	—	43,000	—	—	43,000
Other operating income	64,000	—	1,164,000	—	1,228,000
Equity in earnings of subsidiaries	15,233,000	—	—	(15,233,000)	—

Earnings before interest expense and income taxes	14,853,000	865,000	25,432,000	(15,233,000)	25,917,000
Interest expense	15,115,000	28,000	448,000	—	15,591,000

Earnings (loss) before income taxes	(262,000)	837,000	24,984,000	(15,233,000)	10,326,000
Income tax expense (benefit)	(6,212,000)	311,000	10,277,000	—	4,376,000

Net earnings	$5,950,000	$526,000	$14,707,000	$(15,233,000)	$5,950,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	YEAR ENDED JUNE 30, 2001

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$—	$12,005,000	$176,893,000	$(13,129,000)	$175,769,000
Cost of revenues	—	—	124,408,000	—	124,408,000

Gross profit	—	12,005,000	52,485,000	(13,129,000)	51,361,000
General and administrative expenses	397,000	454,000	30,011,000	(2,515,000)	28,347,000
Royalties	—	—	10,614,000	(10,614,000)	—
Other operating income	8,000	53,000	1,347,000	—	1,408,000
Equity in earnings of subsidiaries	14,770,000	—	—	(14,770,000)	—

Earnings before interest expense and income taxes	14,381,000	11,604,000	13,207,000	(14,770,000)	24,422,000
Interest expense	15,095,000	5,000	163,000	—	15,263,000

Earnings (loss) before income taxes	(714,000)	11,599,000	13,044,000	(14,770,000)	9,159,000
Income tax expense (benefit)	(5,974,000)	4,510,000	5,364,000	—	3,900,000

Net earnings	$5,260,000	$7,089,000	$7,680,000	$(14,770,000)	$5,259,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	YEAR ENDED JUNE 30, 2002

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$—	$11,664,000	$161,242,000	$(11,664,000)	$161,242,000
Cost of revenues	—	—	122,418,000	—	122,418,000

Gross profit	—	11,664,000	38,824,000	(11,664,000)	38,824,000
General and administrative expenses	411,000	352,000	29,119,000	(1,518,000)	28,364,000
Royalties	—	—	10,146,000	(10,146,000)	—
Other operating income	81,000	45,000	1,234,000	—	1,360,000
Equity in earnings of subsidiaries	7,247,000	—	—	(7,247,000)	—

Earnings before interest expense and income taxes	6,917,000	11,357,000	793,000	(7,247,000)	11,820,000
Interest expense	14,062,000	19,000	212,000	—	14,293,000

Earnings (loss) before income taxes	(7,145,000)	11,338,000	581,000	(7,247,000)	(2,473,000)
Income tax expense (benefit)	(5,528,000)	4,403,000	269,000	—	(856,000)

Net earnings (loss)	$(1,617,000)	$6,935,000	$312,000	$(7,247,000)	$(1,617,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2000

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(4,676,000)	$5,723,000	$25,678,000	$(6,443,000)	$20,282,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	865,000	—	865,000
Capital expenditures	—	(102,000)	(17,991,000)	—	(18,093,000)

Net cash used in investing activities	—	(102,000)	(17,126,000)	—	(17,228,000)

Cash flows from financing activities:
Due to (from) affiliates	7,350,000	(6,094,000)	(7,699,000)	6,443,000	—
Borrowings under long-term debt	28,726,000	—	—	—	28,726,000
Repayments of long-term debt	(32,375,000)	(10,000)	(4,411,000)	—	(36,796,000)
Book overdraft	—	—	2,965,000	—	2,965,000
Debt issuance costs	(7,000)	—	—	—	(7,000)
Proceeds from issuance of common stock	537,000	—	—	—	537,000
Repurchase of common stock and Series B preferred stock	(29,000)	—	—	—	(29,000)
Issuance of Series B preferred stock	574,000	—	—	—	574,000

Net cash provided by (used in) financing activities	4,776,000	(6,104,000)	(9,145,000)	6,443,000	(4,030,000)

Net change in cash and cash equivalents	100,000	(483,000)	(593,000)	—	(976,000)
Cash and cash equivalents at beginning of year	—	1,853,000	1,232,000	—	3,085,000

Cash and cash equivalents at end of year	$100,000	$1,370,000	$639,000	$—	$2,109,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2001

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(9,922,000)	$12,256,000	$17,957,000	$(4,559,000)	$15,732,000

Cash flows from investing activities:
Proceeds from sale of assets	—	278,000	1,014,000	—	1,292,000
Capital Expenditures	—	(1,175,000)	(17,294,000)	—	(18,469,000)
Acquisition of companies, net of cash acquired	—	—	(520,000)	—	(520,000)

Net cash used in investing activities	—	(897,000)	(16,800,000)	—	(17,697,000)

Cash flows from financing activities:
Due to (from) affiliates	9,773,000	(11,798,000)	(2,534,000)	4,559,000	—
Borrowings under long-term debt	71,824,000	—	—	—	71,824,000
Repayments of long-term debt	(71,749,000)	(10,000)	(2,044,000)	—	(73,803,000)
Book overdraft	—	—	2,891,000	—	2,891,000
Debt issuance costs	—	—	—	—	—
Proceeds from issuance of common stock	309,000	—	—	—	309,000
Repurchase of common stock and Series B preferred stock	(521,000)	—	—	—	(521,000)
Issuance of Series B preferred stock	186,000	—	—	—	186,000

Net cash provided by (used in) financing activities	9,822,000	(11,808,000)	(1,687,000)	4,559,000	886,000

Net change in cash and cash equivalents	(100,000)	(449,000)	(530,000)	—	(1,079,000)
Cash and cash equivalents at beginning of year	100,000	1,370,000	639,000	—	2,109,000

Cash and cash equivalents at end of year	$—	$921,000	$109,000	—	$1,030,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2002

	PENHALL
	INTER-	PENHALL
	NATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(1,886,000)	$7,308,000	$19,434,000	$(7,247,000)	$17,609,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	832,000	—	832,000
Capital expenditures	—	26,000	(9,521,000)	—	(9,495,000)
Acquisition of companies, net of cash acquired	—	—	(3,819,000)	—	(3,819,000)

Net cash provided by (used) in investing activities	—	26,000	(12,508,000)	—	(12,482,000)

Cash flows from financing activities:
Due to (from) affiliates	3,456,000	(2,101,000)	(8,602,000)	7,247,000	—
Borrowings under long-term debt	82,900,000	—	2,923,000	—	85,823,000
Repayments of long-term debt	(84,787,000)	(11,000)	(1,490,000)	—	(86,288,000)
Book overdraft	—	—	196,000	—	196,000
Debt issuance costs	—	—	—	—	—
Proceeds from issuance of common stock	213,000	—	—	—	213,000
Repurchase of common stock and Series B preferred stock	(54,000)	—	—	—	(54,000)
Issuance of Series B preferred stock	158,000	—	—	—	158,000

Net cash provided by (used in) financing activities	1,886,000	(2,112,000)	(6,973,000)	7,247,000	48,000

Net change in cash and cash equivalents	—	5,222,000	(47,000)	—	5,175,000
Cash and cash equivalents at beginning of year	—	921,000	109,000	—	1,030,000

Cash and cash equivalents at end of year	$—	$6,143,000	$62,000	—	$6,205,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

(15) SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities for the years ended June 30:

	2000	2001	2002

Cash paid (received) during the year for:
Income taxes	$1,822,000	$4,604,000	$787,000
Interest	14,891,000	14,105,000	13,427,000
Noncash investing and financing activities -
Borrowings related to the acquisition of assets	$1,981,000	$963,000	$547,000
Borrowings related to the repurchase of common stock and Series B preferred	—	314,000	—
Accretion of preferred stock to redemption value	2,854,000	3,207,000	3,615,000
Accrual of cumulative dividends on preferred stock	2,946,000	3,263,000	3,794,000

     The following table details the fiscal 2001 and 2002 acquisitions:

	2001	2002

Inventory	$125,000	$6,000
Property, plant and equipment	1,066,000	6,859,000
Goodwill	384,000	2,385,000
Other assets	100,000	1,474,000
Accrued liabilities	480,000	1,266,000
Income taxes payable	—	227,000
Deferred tax liability	—	1,959,000
Long-term debt	675,000	3,680,000

(16) SUBSEQUENT EVENT

     On August 16, 2002, the Company established a $2,175,000 letter of credit for the benefit of the Company’s third party insurance carrier (note 1). This letter of credit, which reduces the amount of borrowings available under the Company’s Credit Facility, (note 5), expires on August 18, 2003. The amount of the letter of credit is to automatically increase as follows:

November 1, 2002	$3,262,500
February 1, 2003	$4,350,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2002

(17) SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

     The following is unaudited supplementary financial information for 2001 and 2002:

	FOR THE QUARTERS ENDED 2001

	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$53,346,000	$41,565,000	$33,619,000	$47,239,000
Gross profit	16,551,000	12,446,000	8,715,000	13,649,000
Earnings (loss) before income taxes	5,524,000	1,708,000	(785,000)	2,712,000
Net earnings (loss)	3,259,000	1,007,000	(463,000)	1,456,000
Net earnings (loss) available to common shareholders	1,674,000	(634,000)	(2,005,000)	(246,000)
Basic and diluted earnings (loss) per share	1.65	(0.62)	(1.97)	(0.28)

	FOR THE QUARTERS ENDED 2002

	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$49,157,000	$37,674,000	$30,010,000	$44,401,000
Gross profit	14,604,000	9,906,000	6,045,000	8,269,000
Earnings (loss) before income taxes	3,104,000	(294,000)	(3,578,000)	(1,705,000)
Net earnings (loss)	1,831,000	(171,000)	(2,113,000)	(1,164,000)
Net earnings (loss) available to common shareholders	51,000	(2,010,000)	(3,971,000)	(3,096,000)
Basic and diluted earnings (loss) per share	.05	(2.04)	(4.02)	(3.14)

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

NAME	AGE	TITLE

John T. Sawyer	58	Chairman of the Board of Directors, President and
		Chief Executive Officer
Clark George Bush	47	Vice President and Regional Manager, Southern
		California Region
Bruce F. Varney	50	Vice President and Regional Manager, Southwest Region
Jeffrey E. Platt	51	Vice President-Finance and Chief Financial Officer
Gary Aamold	52	Vice President and Regional Manager, Highway
		Services Division
Bruce C. Bruckmann	48	Director
Harold O. Rosser II	53	Director
Paul N. Arnold	56	Director

     JOHN T. SAWYER, Chairman of the Board of Directors, President and Chief Executive Officer, joined Penhall in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall’s National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer has been President of the Company since 1989.

     CLARK GEORGE BUSH, Vice President and Regional Manager, Southern California Region, joined Penhall in 1980 as an Estimator and Jobsite Manager and became a Division Manager in 1984. Mr. Bush was promoted to Regional Manager of Southern California in 1986. In 1990, Mr. Bush was appointed as President of Penhall Company, where he served until his recent appointment as Vice President of Penhall with responsibility for the Southern California region.

     BRUCE F. VARNEY, Vice President and Regional Manager, Southwest Region, began his employment with Penhall in 1977, and in 1981 was named Manager of the San Diego Division. From 1991 to 1993, Mr. Varney served as Regional Manager for Southern California, and in 1993 he was appointed as Southwest Regional Manager. In April 1998, Mr. Varney was promoted to Vice President.

     JEFFREY E. PLATT, Vice President-Finance and Chief Financial Officer, joined Penhall in July 2000 as Chief Financial Officer. From 1987 to 2000, Mr. Platt was Vice President-Finance and Chief Financial Officer for Nielsen Dillingham Builders Inc. He received his BA and MBA from the University of California at Los Angeles. Mr. Platt is a Certified Public Accountant.

     GARY AAMOLD, Vice President and Regional Manager, Highway Services Division, joined Penhall in April 1998 as part of the Highway Services acquisition. Since 1989, Mr. Aamold has served in various managerial capacities for Highway Services.

     BRUCE C. BRUCKMANN is a founder and Managing Director of BRS. Previously, he was an officer of CVC from 1983 through 1994. Prior to joining CVC, Mr. Bruckmann was an associate at the New York law firm of Patterson, Belknap, Webb & Tyler. He received his AB from Harvard College and his JD from Harvard Law School. Mr. Bruckmann is a director of Mohawk Industries, Inc., Town Sports International, Inc., Anvil Knitwear, Inc., MWI Veterinary Supply, HealthPlus Corporation, HealthEssentials, Inc., Penhall International, Corp., and H&E Equipment Services, L.L.C.

     HAROLD O. ROSSER is a founder and Managing Director of BRS. Previously, he was an officer of CVC from 1987 through 1994. Prior to joining CVC, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser earned his BS from Clarkson University and attended Management Development Programs at Carnegie-Mellon University and the Stanford University Business School. Mr. Rosser is a director of California Pizza Kitchen, Inc., American Paper Group, Inc., Acapulco Restaurants, Inc., Penhall International, Corp., H&E Equipment Services, L.L.C., O’Sullivan Industries, Il Fornaio (America) Corporation, and McCormick & Schmick Restaurant Corporation.

     PAUL N. ARNOLD, Director, is Chairman and Chief Executive Officer of CORT Business Services Corporation. Mr. Arnold has been with CORT for over 30 years, holding Group Management positions and Regional Management positions within CORT since 1976. Mr. Arnold served as President and Chief Executive Officer from 1992 to 2000. Mr. Arnold is a director of Town Sports International, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid or accrued for fiscal 2002 to the Chief Executive Officer of Penhall and to each of the four other most highly compensated executive officers of Penhall.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

			OTHER ANNUAL	ALL OTHER
NAME AND PRINCIPAL POSITION	SALARY(1)	BONUS	COMPENSATION(2)	COMPENSATION(3)

John T. Sawyer	$274,520	$163,237	$11,898	$8,912	(4)
Chief Executive Officer and President-Penhall Company
C. George Bush	190,885	103,090	8,750	8,644	(5)
Vice President-Penhall
Jeffrey E. Platt	207,879	69,138	8,750	4,632	(6)
Vice President-Penhall
Bruce F. Varney	180,884	108,138	8,750	8,744	(7)
Vice President-Penhall
Gary L. Aamold	170,417	92,000	8,750	12,807	(8)

(1)	Includes amounts contributed as salary deferral contributions in fiscal 2002 under the Penhall International Corp. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (the “Plan”), as follows: $11,277 for Mr. Sawyer; $10,500 for Mr. Bush; $22,150 for Mr Platt; $11,210 for Mr. Varney and $11,277 for Mr. Aamold.

(2)	Includes the amount attributable to the use of an automobile furnished by Penhall.

(3)	Includes Penhall matching contributions under the Plan, premiums for group term insurance, premiums for health care insurance and long-term disability insurance premiums.

(4)	Includes $1,400 of Penhall matching contributions under the Plan, approximately $258 of premiums for group term life insurance, approximately $6,824 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(5)	Includes $1,400 of Penhall matching contributions under the Plan, approximately $90 of premiums for group term life insurance, approximately $6,724 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(6)	Includes $1,400 of Penhall matching contributions under the Plan, approximately $138 of premiums for group term life insurance, approximately $2,664 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(7)	Includes $1,400 of Penhall matching contributions under the Plan, approximately $90 of premiums for group term life insurance, approximately $6,824 of premiums for health care insurance and approximately $430 for long-term disability insurance premiums.

(8)	Includes $2,000 of Penhall matching contributions under the Plan, approximately $83 of premium for group term life insurance, approximately $10,294 of premium health care insurance and approximately $430 for disability insurance premiums.

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

401(k) PLAN

     Penhall sponsors the Penhall International, Inc. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (the “Plan”), which is intended to satisfy the tax qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to certain terms and conditions of the Plan, substantially all of Penhall’s non-union employees are eligible to participate in the Plan. Eligible employees may contribute between 1% and 15% of their compensation to the Plan on a pre-tax basis.

     Penhall may, but is not required, to make matching contributions to the Plan each year. Any matching contributions will be allocated to each participant’s account under the Plan proportionate to the amount that he or she has contributed to the Plan during the applicable Plan year. All Penhall and employee contributions to the Plan are allocated to a participant’s individual account. Penhall charged $349,000, $376,000 and $515,000 to general and administrative expense related to contributions to and expenses of the Plan for the years ended June 30, 2000, 2001 and 2002, respectively.

     All Penhall and employee contributions to the Plan plus the earnings thereon are 100% vested. Employees may direct the investment of their accounts to various investment funds. The Plan provides for hardship withdrawals and loans to participants.

STOCK OPTION PLAN

     On October 7, 1999, the Company’s Board of Directors approved a Stock Incentive Plan (the “Plan”) under which employees, officers, directors or consultants (“Eligible Participants”) may be granted stock options and restricted stock awards. The Board authorized the sale of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company’s option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. On October 20, 2000, the Company issued 4,967 shares of common stock for an aggregate purchase price of $309,000 and 146 shares of Series B Preferred Stock for an aggregate purchase price of $186,000 to Eligible Participants under the Plan. On November 16, 2001, the Company issued 3,647 shares of common stock for an aggregate purchase price of $213,399 and 108 shares of Series B Preferred Stock for an aggregate purchase price of $157,597 to Eligible Participants under the Plan. On November 16, 2001, 9,316 stock options were granted to Eligible Participants under the Plan. No options have been exercised under the plan as of June 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to (i) the beneficial ownership of the common stock of the Company by each person or entity who owns five percent or more thereof and (ii) the beneficial ownership of each class of equity securities of the Company by each director of the Company who is a shareholder, the Chief Executive Officer of the Company and the other executive officers named in the “Summary Compensation Table” above who are shareholders, and all directors and officers of the

Company as a group. The table also sets forth certain information with respect to the ownership of the Senior Exchangeable Preferred stock, Series A Preferred stock and Series B Preferred stock of the Company by BRS, the Foundation and Penhall. Unless otherwise specified, all shares are directly held. Except as otherwise noted below, the address of the following beneficial owners is 1801 Penhall Way, Anaheim, CA 92803

NUMBER AND PERCENT OF SHARES

	COMMON	SENIOR EXCHANGEABLE	SERIES A	SERIES B
NAME OF BENEFICIAL OWNER	STOCK (1)	PREFERRED STOCK	PREFERRED STOCK	PREFERRED STOCK

Bruckmann, Rosser, Sherrill & Co., L.P (2)	582,312/59.04%	—	9,717/93.18%	9,333/40.95%
Two Greenwich Plaza Suite 100 Greenwich, CT 06830
The National Christian Charitable Foundation Inc.	—	10,000/100.0%	—	—
Penhall Rental Corp. (Penhall)	—	—	—	4,000/17.55%
John T. Sawyer	110,113/11.16%	—	—	2,465/10.82%
C. George Bush	41,168/4.17%	—	—	896.21/3.93%
Bruce F. Varney	36,554/3.71%	—	—	755/3.31%
Bruce C. Bruckmann (3)	624,915/63.36%	—	10,428/100.0%	10,016/43.95%
Harold O. Rosser II (3)	624,915/63.36%	—	10,428/100.0%	10,016/43.95%
All directors and officers as a group (9 persons)	838,559/85.05%	—	10,428/100.0%	14,827/65.07%

(1)	The Company has granted and expects to grant options to acquire Common stock to certain employees to be designated. The shares of Common stock issuable upon the exercise of such options would equal, in the aggregate, up to an additional 5.0% of the Common stock on a fully-diluted basis. The table does not include any such shares.

(2)	BRS is a limited partnership, the sole general partner of which is BRS Partners, Limited Partnership (“BRS Partners”) and the manager of which is the Sponsor. The sole general partner of BRS Partners is BRSE Associates, Inc. (“BRSE Associates”). Bruce C. Bruckmann, Harold O. Rosser II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of the Sponsor and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BRS. Such individuals disclaim beneficial ownership of any such shares.

(3)	Includes shares of Common stock, Series A Preferred stock and Series B Preferred stock, which are owned by BRS and certain other entities and individuals affiliated with BRS. Although Messrs. Bruckmann and Rosser may be deemed to share beneficial ownership of such shares, such individuals disclaim beneficial ownership thereof. See Note 2 above.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN FEES PAYABLE TO BRS; BRS MANAGEMENT AGREEMENT

     Upon consummation of the Transactions, the Company paid the Sponsor a closing fee of $2.0 million (the “Closing Fee”). In addition, the Company entered into a management services agreement (the “Management Agreement”) with the Sponsor pursuant to which the Sponsor will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The Closing Fee and the fees payable pursuant to the Management Agreement were negotiated on an arm’s-length basis by representatives of the Sponsor and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS.

The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages 17 through 48 are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of June 30, 2001 and 2002.

•	Consolidated Statements of Operations for the Years Ended June 30, 2000, 2001 and 2002.

•	Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2000, 2001 and 2002.

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 2001 and 2002

•	Notes to Consolidated Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULE.

No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3) EXHIBITS.

EXHIBIT NO.	DESCRIPTION

2	Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp. (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
3.1	Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.) (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.2	Bylaws of the Company (incorporated herein by this reference to Exhibit 3.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.3	Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.4	Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.5	Articles of Incorporation of Penhall Company (incorporated herein by this reference to Exhibit 3.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.6	Bylaws of Penhall Company (incorporated herein by this reference to Exhibit 3.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.1	Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)

EXHIBIT NO.	DESCRIPTION

4.2	First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.3	Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.4	Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation (incorporated herein by this reference to Exhibit 4.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.5	Form of the Company’s 12% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated herein by this reference to Exhibit 4.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.7	Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein (incorporated herein by this reference to Exhibit 4.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)
5	Opinion of Dechert Price & Rhoads (incorporated herein by this reference to Exhibit 5 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)
10.1	Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006 (incorporated herein by this reference to Exhibit 10.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.2	Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc. (incorporated herein by this reference to Exhibit 10.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.3	Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush (incorporated herein by this reference to Exhibit 10.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.4	Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney (incorporated herein by this reference to Exhibit 10.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.5	Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell (incorporated herein by this reference to Exhibit 10.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.6	Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs (incorporated herein by this reference to Exhibit 10.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.7	Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez (incorporated herein by this reference to Exhibit 10.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.8	Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee (incorporated herein by this reference to Exhibit 10.8 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.9	Penhall International, Inc. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (incorporated herein by this reference to Exhibit 10.9 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
10.10	Form of Penhall International Corp. 1998 Stock Option Plan (incorporated herein by this reference to Exhibit 10.10 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
10.11	Credit Agreement dated August 4, 1998, by and among the Company, Penhall Acquisition Corp., Bankers Trust Company, as administrative agent, Credit Suisse First Boston, as syndication agent, and various lending institutions named therein (incorporated herein by this reference to Exhibit 4.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.12	Amendment #1 to Credit Agreement dated November 10, 1999*

EXHIBIT NO.	DESCRIPTION

10.13	Amendment #2 to Credit Agreement dated May 8, 2000*
10.14	Amendment #3 to Credit Agreement dated February 15, 2002*
10.15	Amendment #4 to Credit Agreement dated July 19, 2002*
10.20	Note and Security Agreement between Banc of America Leasing & Capital and Penhall Company for Agreement Number 02973-00701*
10.21	Guarantee related to Banc of America Note and Security Agreement Number 02973-00701*
10.22	Amendment #1 to Banc of America Note and Security Agreement*
12	Statement of Ratio of Earnings to Fixed Charges *
21	Subsidiaries of the Company (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
23.1	Consent of Dechert Price & Rhoads (included in Exhibit 5) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
23.2	Consent of KPMG Peat Marwick LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)
23.3	Consent of Moss Adams LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)
23.4	Consent of John A. Knutson & Co. PLLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)
24	Power of Attorney (included on signature page) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
25	Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

*	Filed herewith.

     (b)  REPORTS ON FORM 8-K

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENHALL INTERNATIONAL CORP.

By:	/s/ JOHN T. SAWYER
John T. Sawyer Chairman of the Board, President and Chief Executive Officer

September 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2002.

SIGNATURE	TITLE

/s/ JOHN T. SAWYER John T. Sawyer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY E. PLATT Jeffrey E. Platt	Vice President-Finance and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, John T. Sawyer, certify that:

1.	I have reviewed this annual report on Form 10-K of Penhall International Corp;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report.

/s/ JOHN T. SAWYER John T. Sawyer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, Jeffrey E. Platt, certify that:

1.	I have reviewed this annual report on Form 10-K of Penhall International Corp;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report.

/s/ JEFFREY E. PLATT Jeffrey E. Platt	Vice President-Finance and Chief Financial Jeffrey E. Platt Officer (Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The registrant has not sent the following to security holders: (i) any annual report to security holders covering the registrant’s last fiscal year; or (ii) any proxy statements, forms of proxy or other proxy soliciting material wither respect to any annual or other meeting of security holders.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2	Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp. (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
3.1	Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.) (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.2	Bylaws of the Company (incorporated herein by this reference to Exhibit 3.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.3	Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.4	Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.5	Articles of Incorporation of Penhall Company (incorporated herein by this reference to Exhibit 3.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)
3.6	Bylaws of Penhall Company (incorporated herein by this reference to Exhibit 3.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.1	Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.2	First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.3	Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.4	Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation (incorporated herein by this reference to Exhibit 4.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.5	Form of the Company’s 12% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated herein by this reference to Exhibit 4.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)
4.7	Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein (incorporated herein by this reference to Exhibit 4.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)
5	Opinion of Dechert Price & Rhoads (incorporated herein by this reference to Exhibit 5 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

EXHIBIT NO.	DESCRIPTION

10.1	Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006 (incorporated herein by this reference to Exhibit 10.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.2	Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc. (incorporated herein by this reference to Exhibit 10.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.3	Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush (incorporated herein by this reference to Exhibit 10.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.4	Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney (incorporated herein by this reference to Exhibit 10.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.5	Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell (incorporated herein by this reference to Exhibit 10.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.6	Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs (incorporated herein by this reference to Exhibit 10.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.7	Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez (incorporated herein by this reference to Exhibit 10.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.8	Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee (incorporated herein by this reference to Exhibit 10.8 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.9	Penhall International, Inc. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (incorporated herein by this reference to Exhibit 10.9 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
10.10	Form of Penhall International Corp. 1998 Stock Option Plan (incorporated herein by this reference to Exhibit 10.10 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
10.11	Credit Agreement dated August 4, 1998, by and among the Company, Penhall Acquisition Corp., Bankers Trust Company, as administrative agent, Credit Suisse First Boston, as syndication agent, and various lending institutions named therein (incorporated herein by this reference to Exhibit 4.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)
10.12	Amendment #1 to Credit Agreement dated November 10, 1999*
10.13	Amendment #2 to Credit Agreement dated May 8, 2000*
10.14	Amendment #3 to Credit Agreement dated February 15, 2002*
10.15	Amendment #4 to Credit Agreement dated July 19, 2002*
10.20	Note and Security Agreement between Banc of America Leasing & Capital and Penhall Company for Agreement Number 02973-00701*
10.21	Guarantee related to Banc of America Note and Security Agreement Number 02973-00701*
10.22	Amendment #1 to Banc of America Note and Security Agreement*
12	Statement of Ratio of Earnings to Fixed Charges *
21	Subsidiaries of the Company (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
23.1	Consent of Dechert Price & Rhoads (included in Exhibit 5) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
23.2	Consent of KPMG Peat Marwick LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)
23.3	Consent of Moss Adams LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

EXHIBIT NO.	DESCRIPTION

23.4	Consent of John A. Knutson & Co. PLLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)
24	Power of Attorney (included on signature page) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
25	Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)
99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)
99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

*	Filed herewith.