Form 10-Q
period 2002-09-30
PENHALL INTERNATIONAL CORP
filed 2002-11-14
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF	SHARES OUTSTANDING AS OF
CAPITAL STOCK	NOVEMBER 14, 2002

Common Stock, $.01 Par Value	986,549

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.

INDEX

		Page No.

Part I - Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2002 and September 30, 2002	3
	Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2001 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2001 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	19
Part II - Other Information
Items 1-5 are not applicable
Item 6.	Exhibits and Reports on Form 8-K	19
	(a) Exhibits
	(b) Reports on Form 8-K

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

ITEM 1.  FINANCIAL INFORMATION

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	SEPTEMBER 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,205,000	$2,084,000
Receivables:
Contract and trade receivables	31,361,000	35,469,000
Contract retentions due upon completion and acceptance of work	4,756,000	4,891,000
Income taxes	1,990,000	368,000

	38,107,000	40,728,000
Less allowance for doubtful receivables	1,421,000	1,410,000

Net receivables	36,686,000	39,318,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,514,000	2,896,000
Deferred tax assets	3,133,000	3,133,000
Inventories	1,895,000	2,113,000
Prepaid expenses and other current assets	2,375,000	2,359,000

Total current assets	52,808,000	51,903,000
Property, plant and equipment, at cost:
Land	5,004,000	5,004,000
Buildings and leasehold improvements	8,822,000	8,683,000
Construction and other equipment	121,890,000	122,464,000

	135,716,000	136,151,000
Less accumulated depreciation and amortization	69,449,000	72,247,000

Net property, plant and equipment	66,267,000	63,904,000
Goodwill, net of accumulated amortization	9,053,000	9,053,000
Debt issuance costs, net of accumulated amortization	3,177,000	3,056,000
Other assets, net	1,610,000	1,530,000

	$132,915,000	$129,446,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$9,217,000	$9,036,000
Trade accounts payable	9,726,000	10,039,000
Accrued liabilities	17,783,000	14,176,000
Billings in excess of costs and estimated earnings on uncompleted contracts	680,000	1,198,000

Total current liabilities	37,406,000	34,449,000
Long-term debt, excluding current installments	19,753,000	19,203,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	9,339,000	9,339,000
Senior Exchangeable Preferred Stock, redemption value $15,479,000 at September 30, 2002. Authorized, issued and outstanding 10,000 shares at June 30, 2002 and September 30, 2002	15,075,000	15,479,000
Series A Preferred Stock, redemption value $17,908,000 at September 30, 2002. Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2002 and September 30, 2002	17,332,000	17,908,000
Stockholders’ deficit:
Series B Preferred Stock, par value $.01 per share Authorized 50,000 shares; issued and outstanding 18,791 at June 30, 2002 and 18,782 at September 30, 2002	31,200,000	32,225,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,127 at June 30, 2002 and September 30, 2002,	10,000	10,000
Additional paid-in capital	2,044,000	2,044,000
Treasury stock, at cost, 34,796 common shares at June 30, 2002 and 35,112 at September 30, 2002	(317,000)	(328,000)
Accumulated deficit	(98,927,000)	(100,883,000)

Total stockholders’ deficit	(65,990,000)	(66,932,000)
Commitments and contingencies

	$132,915,000	$129,446,000

See accompanying notes to condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIODS ENDED SEPTEMBER 30,

	2001	2002

Revenues	$49,157,000	$46,576,000
Cost of revenues	34,553,000	36,095,000

Gross profit	14,604,000	10,481,000
General and administrative expenses	8,054,000	7,278,000
Other operating income	282,000	492,000

Earnings before interest expense and income taxes	6,832,000	3,695,000
Interest expense	3,728,000	3,598,000

Earnings before income taxes	3,104,000	97,000
Income tax expense	1,273,000	35,000

Net earnings	1,831,000	62,000

Accretion of preferred stock to redemption value	(872,000)	(980,000)
Accrual of cumulative dividends on preferred stock	(908,000)	(1,038,000)

Net income (loss) available to common stockholders	$51,000	$(1,956,000)

Earnings (loss) per share:
Basic and diluted	$.05	$(1.98)
Weighted average number of shares outstanding:
Basic and diluted	983,307	986,156

See accompanying notes to condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTH PERIODS
	ENDED SEPTEMBER 30,
	2001	2002

Cash flows from operating activities:
Net earnings	$1,831,000	$62,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,190,000	4,343,000
Amortization of debt issuance costs	221,000	234,000
Provision for doubtful accounts	(76,000)	126,000
Gain on sale of assets, net	(45,000)	(60,000)
Changes in operating assets and liabilities:
Receivables	(2,215,000)	(2,758,000)
Inventories, prepaid expenses and other assets	228,000	(202,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	880,000	(382,000)
Trade accounts payable, accrued liabilities and income taxes payable	(2,468,000)	(4,196,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(723,000)	518,000

Net cash provided by (used in) operating activities	1,823,000	(2,315,000)

Cash flows from investing activities:
Proceeds from sale of assets	140,000	135,000
Capital expenditures	(2,905,000)	(1,975,000)

Net cash used in investing activities	(2,765,000)	(1,840,000)

Cash flows from financing activities:
Borrowings under long-term debt	24,776,000	18,830,000
Repayments of long-term debt	(23,150,000)	(19,561,000)
Debt issuance costs	—	(113,000)
Book overdraft	399,000	902,000
Repurchase of common stock and Series B preferred Stock	—	(24,000)

Net cash provided by financing activities	2,025,000	34,000

Net increase (decrease) in cash and cash equivalents	1,083,000	(4,121,000)
Cash and cash equivalents at beginning of period	1,030,000	6,205,000

Cash and cash equivalents at end of period	$2,113,000	$2,084,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$19,000	$7,000

Interest	$6,420,000	$6,280,000

Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to redemption value	$872,000	$980,000

Accrual of cumulative dividends on preferred stock	$908,000	$1,038,000

See accompanying notes to condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(UNAUDITED)

(1) BASIS OF PRESENTATION

     Penhall International, Inc. (“PII”) was founded in 1957 and was incorporated in the state of California on April 19, 1988. On August 4, 1998, $100,000,000 of 12% Senior Notes (the Senior Notes) were sold by Penhall Acquisition Corp., an Arizona corporation formed by an unrelated third party (the Third Party) to effect the recapitalization of PII. As part of the recapitalization, a series of mergers (the Recapitalization Mergers) were consummated pursuant to which Phoenix Concrete Cutting, Inc., a wholly-owned subsidiary of PII, became the corporate parent of PII, the Third Party acquired a 62.5% interest in Phoenix Concrete Cutting, Inc. and Phoenix Concrete Cutting, Inc. became the successor obligor of the Senior Notes. Following the consummation of the Recapitalization Mergers, Phoenix Concrete Cutting, Inc. changed its name to Penhall International Corp., and PII changed its name to Penhall Rental Corp. Penhall Rental Corp. was dissolved and merged into Penhall International Corp. effective July 1, 2002.

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

     Results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2002.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For the period ended September 30, 2001 diluted earnings (loss) per share is the same as basic earnings per share as there are no assumed potential dilutive securities. During the period ended September 30, 2002, diluted earnings (loss) per share is the same as basic earnings (loss) per share as options to purchase 9,260 shares of common stock were not included in the computation of diluted earnings (loss) per share for the period ended September 30, 2002 as the effect would have been anti-dilutive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term construction contracts, accounts receivable, goodwill, long-lived assets, self insurance, contingencies and litigation. The Company bases its estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(UNAUDITED)

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

Valuation of Long-Lived Assts and Goodwill

     We assess the impairment of identifiable intangibles, long-lived assts and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends;
•	Unanticipated competition; and
•	EBITDA relative to net book value

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective July 1, 2002 and is still analyzing any possible impairment of goodwill. The Company will complete step 1 under FASB No. 142 by December 31, 2002. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No.142. The following is a reconciliation of net income and earnings per share between the amounts reported in the first quarter of 2001 and the adjusted amounts reflecting these new accounting rules:

	Three Months Ended September 30,

	2001	2002

Net income (loss):
Reported net income (loss) available to common stockholders	$51,000	$(1,956,000)
Add back: Goodwill amortization (net of income taxes)	90,000	—

Adjusted net income (loss) available to common stockholders	$141,000	$(1,956,000)

Basic and diluted earnings (loss) per share:
Reported basic earnings (loss) per share	$0.05	$(1.98)
Add back: Goodwill amortization (net of income taxes)	0.09	—

Adjusted basic earnings (loss) per share	$0.14	$(1.98)

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(UNAUDITED)

On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted this statement effective July 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results from operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company adopted this statement beginning July 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company will adopt this statement in fiscal year 2004 and is currently reviewing this statement to determine its impact. However, the Company does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

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

(2) COMMITMENTS AND CONTINGENCIES

LITIGATION

     There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management’s opinion, based in part upon the advise of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(UNAUDITED)

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries, (Penhall Rental Corp. and Penhall Company). Effective July 1, 2002, Penhall Rental was merged into Penhall International Corp. Accordingly, consolidating financial information as of and for the three months ended September 30, 2002 does not include Penhall Rental Corp. Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors.

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2002 and September 30, 2002 and for the three month periods ended September 30, 2001 and 2002 of:

(a)	Penhall International Corp. on a parent company only basis (“Parent”) (carrying its investments in the subsidiaries under the equity method),
(b)	the Guarantor Subsidiaries (Penhall Rental Corp. (through dissolution effective July 1, 2002) and Penhall Company and subsidiaries),
(c)	elimination entries necessary to consolidate the parent company and its subsidiaries, and
(d)	the Company on a consolidated basis.

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2002

	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$1,990,000	$—	$34,696,000	$—	$36,686,000
Inventories	—	—	1,895,000	—	1,895,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	2,514,000	—	2,514,000
Intercompany assets	28,303,000	—	—	(28,303,000)	—
Other current assets	242,000	6,143,000	5,328,000	—	11,713,000

Total current assets	30,535,000	6,143,000	44,433,000	(28,303,000)	52,808,000
Net property, plant and equipment	—	9,078,000	57,189,000	—	66,267,000
Other assets, net	3,177,000	—	10,663,000	—	13,840,000
Investment in parent	—	4,001,000	—	(4,001,000)	—
Investment in subsidiaries	63,239,000	—	—	(63,239,000)	—

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

Liabilities and Stockholders’
Equity (Deficit):
Current installments of long-term debt	$6,061,000	$3,000	$3,153,000	$—	$9,217,000
Trade accounts payable	4,000	—	9,722,000	—	9,726,000
Accrued liabilities	5,178,000	2,000	12,603,000	—	17,783,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	680,000	—	680,000
Intercompany liabilities	—	26,245,000	2,058,000	(28,303,000)	—

Total current liabilities	11,243,000	26,250,000	28,216,000	(28,303,000)	37,406,000
Long-term debt, excluding current installments	15,290,000	183,000	4,280,000	—	19,753,000
Senior notes	100,000,000	—	—	—	100,000,000
Deferred tax liabilities	—	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	15,075,000	—	—	—	15,075,000
Series A Preferred stock	17,332,000	—	—	—	17,332,000
Stockholders’ equity (deficit)	(61,989,000)	(7,054,000)	70,293,000	(67,240,000)	(65,990,000)

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2002
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

	SEPTEMBER 30, 2002

	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$368,000	$38,950,000	$—	$39,318,000
Inventories	—	2,113,000	—	2,113,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,896,000	—	2,896,000
Intercompany assets	3,405,000	—	(3,405,000)	—
Other current assets	2,409,000	5,167,000	—	7,576,000

Total current assets	6,182,000	49,126,000	(3,405,000)	51,903,000
Net property, plant and equipment	9,006,000	54,898,000	—	63,904,000
Other assets, net	3,047,000	10,592,000	—	13,639,000
Investment in subsidiaries	70,658,000	—	(70,658,000)	—

	$88,893,000	$114,616,000	$(74,063,000)	$129,446,000

Liabilities and Stockholders’
Equity (Deficit):
Current installments of long-term debt	$6,018,000	$3,018,000	$—	$9,036,000
Trade accounts payable	4,000	10,035,000	—	10,039,000
Accrued liabilities	2,230,000	11,946,000	—	14,176,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,198,000	—	1,198,000
Intercompany liabilities	—	3,405,000	(3,405,000)	—

Total current liabilities	8,252,000	29,602,000	(3,405,000)	34,449,000
Long-term debt, excluding current installments	14,343,000	4,860,000	—	19,203,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	15,479,000	—	—	15,479,000
Series A Preferred stock	17,908,000	—	—	17,908,000
Stockholders’ equity (deficit)	(66,932,000)	70,658,000	(70,658,000)	(66,932,000)

	$88,893,000	$114,616,000	$(74,063,000)	$129,446,000

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2002
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$—	$3,456,000	$50,988,000	$(5,287,000)	$49,157,000
Cost of revenues	—	—	34,553,000	—	34,553,000

Gross profit	—	3,456,000	16,435,000	(5,287,000)	14,604,000
General and administrative expenses	100,000	93,000	10,072,000	(2,211,000)	8,054,000
Royalties	—	—	3,076,000	(3,076,000)	—
Other operating income, net	—	—	282,000	—	282,000
Equity earnings in subsidiaries	4,069,000	—	—	(4,069,000)	—

Earnings before interest expense and income taxes	3,969,000	3,363,000	3,569,000	(4,069,000)	6,832,000
Interest expense	3,693,000	5,000	30,000	—	3,728,000

Earnings before income taxes	276,000	3,358,000	3,539,000	(4,069,000)	3,104,000
Income tax expense (benefit)	(1,555,000)	1,377,000	1,451,000	—	1,273,000

Net earnings	$1,831,000	$1,981,000	$2,088,000	$(4,069,000)	$1,831,000

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2002
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$3,193,000	$46,576,000	$(3,193,000)	$46,576,000
Cost of revenues	—	36,095,000	—	36,095,000

Gross profit	3,193,000	10,481,000	(3,193,000)	10,481,000
General and administrative expenses	191,000	7,480,000	(393,000)	7,278,000
Royalties	—	2,800,000	(2,800,000)	—
Other operating income, net	8,000	484,000	—	492,000
Equity earnings in subsidiaries	365,000	—	(365,000)	—

Earnings before interest expense and income taxes	3,375,000	685,000	(365,000)	3,695,000
Interest expense	3,521,000	77,000	—	3,598,000

Earnings (loss) before income taxes	(146,000)	608,000	(365,000)	97,000
Income tax expense (benefit)	(208,000)	243,000	—	35,000

Net earnings	$62,000	$365,000	$(365,000)	$62,000

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2002
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$330,000	$2,067,000	$3,495,000	$(4,069,000)	$1,823,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	140,000	—	140,000
Capital expenditures	—	—	(2,905,000)	—	(2,905,000)

Net cash used in investing activities	—	—	(2,765,000)	—	(2,765,000)

Cash flows from financing activities:
Due to (from) affiliates	(2,331,000)	(989,000)	(749,000)	4,069,000	—
Borrowings under long-term debt	24,750,000	—	26,000	—	24,776,000
Repayments of long-term debt	(22,748,000)	—	(402,000)	—	(23,150,000)
Book overdraft	—	—	399,000	—	399,000

Net cash provided by (used in) financing activities	(329,000)	(989,000)	(726,000)	4,069,000	2,025,000

Net increase in cash and cash equivalents	1,000	1,078,000	4,000	—	1,083,000
Cash and cash equivalents at beginning of period	—	921,000	109,000	—	1,030,000

Cash and cash equivalents at end of period	$1,000	$1,999,000	$113,000	$—	$2,113,000

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2002
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(1,475,000)	$—	$(840,000)	—	$(2,315,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	—	135,000	—	135,000
Capital expenditures	—	—	(1,975,000)	—	(1,975,000)
Cash acquired from Penhall Rental	6,143,000	(6,143,000)	—	—	—

Net cash used in investing activities	6,143,000	(6,143,000)	(1,840,000)	—	(1,840,000)

Cash flows from financing activities:
Due to (from) affiliates	(1,347,000)	—	1,347,000	—	—
Borrowings under long-term debt	17,820,000	—	1,010,000	—	18,830,000
Repayments of long-term debt	(18,996,000)	—	(565,000)	—	(19,561,000)
Debt issuance costs	(104,000)	—	(9,000)	—	(113,000)
Book overdraft	—	—	902,000	—	902,000
Repurchase of common stock and Series B preferred stock	(24,000)	—	—	—	(24,000)

Net cash provided by (used in) financing activities	(2,651,000)	—	2,685,000	—	34,000

Net increase (decrease) in cash and cash equivalents	2,017,000	(6,143,000)	5,000	—	(4,121,000)
Cash and cash equivalents at beginning of period	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of period	$2,017,000	$—	$67,000	$—	$2,084,000

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

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
7.	Bob Mack Company, a California based company acquired in March 2002, and
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

	THREE MONTH PERIODS ENDED SEPTEMBER 30,

	2001		2002

		% OF		% OF
	$	TOTAL	$	TOTAL

	(DOLLARS IN THOUSANDS)
Operated Equipment Rental Services	$35,158	71.5%	$34,375	73.8%
Contract services(1)	13,999	28.5%	12,201	26.2%

Total Revenues	$49,157	100.0%	$46,576	100.0%

(1)	Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

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

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenues. Revenues for the three months ended September 30, 2002 (“Interim 2003”) were $46.6 million, a decrease of $2.6 million or 5.3% from the three months ended September 30, 2001 (“Interim 2002”). The lower revenues in Interim 2003 were primarily a result of a weaker economy, a significant downturn in commercial construction, and increased competition.

     Penhall operated through 38 locations in 17 states at September 30, 2002, compared to 37 locations in 17 states at September 30, 2001. At September 2002, Penhall’s operated rental fleet consisted of 760 units compared to 756 in September 2001, an increase of 0.1%. The net increase in the operated rental fleet is a result of the additional units acquired during the later part of fiscal 2002 as part of the Bob Mack Company and Arizona Curb Cut acquisitions partially offset by the net disposal of units from the existing fleet.

     Gross Profit. Gross profit totaled $10.5 million in Interim 2003, a decrease of $4.1 million or 28.2% from Interim 2002. Gross profit as a percentage of revenues decreased from 29.7% in Interim 2002 to 22.5% in Interim 2003. The decrease in gross profit from Interim 2002 to Interim 2003 is attributable to decreased revenue, increased competition in most of the markets serviced by the Company, and a $0.8 million increase in the cost of insurance during Interim 2003.

     General and Administrative Expenses. General and administrative expenses were $7.3 million in Interim 2003 compared to $8.1 million in Interim 2002, a decrease of $0.8 million or 9.6%. As a percent of revenues, general and administrative expenses were 15.6% in Interim 2003 compared to 16.4% in Interim 2002. The decrease in general and administrative expenses in Interim 2003 compared to Interim 2002 is primarily attributable to the decrease in incentive compensation of $1.1 million partially offset by the additional operating expense of $0.4 million associated with the acquisitions made in the later part of fiscal 2002. Additionally, general and administrative costs do not generally change in proportion to the increases and decreases in revenues as the costs tend to be fixed.

     Interest Expense. Interest expense was comparable for Interim 2003 and Interin 2002 at $3.6 million and $3.7 million respectively.

     Income Tax Expense. The Company recorded an income tax provision of $35,000 or 36.1% of earnings before income taxes in Interim 2003, compared to an income tax provision of $1.3 million or 41.0% of earnings before income taxes in Interim 2002. The decrease as a percentage of earnings before taxes is primarily attributable to tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (entered into in 1998). The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the “Term Loan Facility”); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the “Revolving Credit Facility”). The Company drew $20.0 million of loans under the Term Loan Facility (“Term Loans”) on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis commencing in September 2000 and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility (“Revolving Loans”) are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company’s Leverage Ratio (as such term is defined in the New Credit Facility) is less than 5.25 to 1.0, 50% of such Excess Cash Flow.

SUMMARY CASH FLOW DATA FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2001	2002

Cash and cash equivalents	2,113,000	2,084,000
Net cash provided by (used in):
Operating activities	1,823,000	(2,315,000)
Investing activities	(2,765,000)	(1,840,000)
Financing activities	2,025,000	34,000
Capital expenditures	(2,905,000)	(1,975,000)

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

     Cash provided by operating activities during Interim 2002 was $1.8 million and cash used by operating activities in Interim 2003 was $2.4 million. Cash provided by operating activities during Interim 2002 is primarily the result of the Company’s net earnings plus depreciation less an increase in receivables and decrease in accounts payable and accrued liabilities. The use of cash in operating activities during Interim 2003 is primarily the result of the Company’s net earnings plus depreciation less an increase in receivables and decrease in accounts payable and accrued liabilities.

     Cash used in investing activities was $2.8 million in Interim 2002 as compared to $1.8 million in Interim 2003. Such cash was primarily used for capital expenditures of $2.9 million in Interim 2002 and $2.0 million in Interim 2003.

     Management estimates that the Company’s annual capital expenditures will be approximately $7.0 million for fiscal 2003, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property.

     Net cash provided by financing activities in Interim 2002 was $2.0 million as compared to $34,000 in Interim 2003. In Interim 2002 and 2003, the Company’s financing activities are primarily a result of borrowings and repayments of long-term debt.

     Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of September 30, 2002, the Company and its subsidiaries had approximately $128.2 million of total indebtedness outstanding (including the Notes) and a stockholders’ deficit of approximately $66.9 million. As of September 30, 2002, approximately $13.7 million of additional borrowing was available under the Company’s Credit Facility.

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company will adopt this statement in fiscal year 2004 and is currently reviewing this statement to determine its impact. However, the Company does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

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

     The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2002.

	YEARS ENDED JUNE 30,

								FAIR
	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	VALUE

	(IN THOUSANDS)
Fixed rate debt	$2,236	$1,986	$168	$100,012	$5	$166	$104,573	$59,573 (2)
Average interest rate	3.28%	2.71%	3.33%	12.00%	10.00%	10.00%	11.62%	11.33%
Variable rate LIBOR debt (1)	$5,046	$16,416	$791	$1,248	$165	$0	$23,666	$23,666
Weighted average current interest rate (1)								4.24%

(1)	The Company has different interest rate options for its variable rate debt.
(2)	The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

ITEM 4. CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In November 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our November 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

PART II - OTHER INFORMATION

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.30	Note and Security Agreement between Banc of America Leasing & Capital and Penhall Company for Agreement Number 02973-00702*

* Filed Herewith

(b)	REPORTS ON FORM 8K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penhall International Corp.

Date: November 14, 2002	/s/ John T. Sawyer

John T. Sawyer
Chairman of the Board,
President and Chief Executive Officer

/s/ Jeffrey E. Platt

Jeffrey E. Platt
Vice President-Finance and Chief Financial Officer

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

CERTIFICATIONS

I, John T. Sawyer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Penhall International Corp. (the “Company”)

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ JOHN T. SAWYER

John T. Sawyer
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

PENHALL INTERNATIONAL CORP – 10-Q – Quarterly Report

I, Jeffrey E. Platt, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Penhall International Corp. (the “Company”)

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ JEFFREY E. PLATT

Jeffrey E. Platt
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)