Form 10-Q
period 2002-12-31
PENHALL INTERNATIONAL CORP
filed 2003-02-13
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number. 333-64745

PENHALL INTERNATIONAL CORP.

(Exact Name of registrant as specified in its charter)

ARIZONA (State or other jurisdiction of incorporation or organization)	86-0634394 (I.R.S. Employer Identification Number)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF February 13, 2003

Common Stock, $.01 Par Value	986,552

PENHALL INTERNATIONAL CORP.

INDEX

Page No.

Part I — Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2001 and 2002	4
Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2001 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
Part II — Other Information
Items 1-5 are not applicable
Item 6. Exhibits and Reports on Form 8-K
a) Reports on Form 8-K
None

Part 1. Financial Information

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,205,000	$1,996,000
Receivables:
Contract and trade receivables	31,361,000	29,221,000
Contract retentions due upon completion and acceptance of work	4,756,000	5,159,000
Income taxes	1,990,000	600,000

	38,107,000	34,980,000
Less allowance for doubtful receivables	1,421,000	1,425,000

Net receivables	36,686,000	33,555,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,514,000	2,461,000
Deferred tax assets	3,133,000	3,133,000
Inventories	1,895,000	2,357,000
Prepaid expenses and other current assets	2,375,000	2,114,000

Total current assets	52,808,000	45,616,000
Property, plant and equipment, at cost:
Land	5,004,000	5,004,000
Buildings and leasehold improvements	8,822,000	8,753,000
Construction and other equipment	121,890,000	120,777,000

	135,716,000	134,534,000
Less accumulated depreciation and amortization	69,449,000	74,153,000

Net property, plant and equipment	66,267,000	60,381,000
Goodwill, net of accumulated amortization	9,053,000	9,053,000
Debt issuance costs, net of accumulated amortization	3,177,000	2,822,000
Other assets, net	1,610,000	1,436,000

	$132,915,000	$119,308,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$9,217,000	$9,026,000
Trade accounts payable	9,726,000	8,015,000
Accrued liabilities	17,783,000	16,351,000
Billings in excess of costs and estimated earnings on uncompleted contracts	680,000	1,051,000

Total current liabilities	37,406,000	34,443,000

Long-term debt, excluding current installments	19,753,000	9,412,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	9,339,000	9,339,000
Senior Exchangeable Preferred Stock, redemption value $15,075,000 and $15,894,000 at June 30, 2002 and December 31, 2002, respectively. Authorized, issued and outstanding 10,000 shares at June 30, 2002 and December 31, 2002	15,075,000	15,894,000
Series A Preferred Stock, redemption value $17,332,000 and $18,505,000 at June 30, 2002 and December 31, 2002, respectively Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2002 and December 31, 2002	17,332,000	18,501,000
Stockholders’ deficit:
Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,791 shares at June 30, 2002 and 18,798 shares at December 31, 2002	31,200,000	33,327,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,127 at June 30, 2002 and 1,021,870 shares at December 31, 2002	10,000	10,000
Additional paid-in capital	2,044,000	2,082,000
Treasury stock, at cost, 34,796 common shares at June 30, 2002 and 35,318 common shares at December 31, 2002	(317,000)	(336,000)
Accumulated deficit	(98,927,000)	(103,364,000)

Total stockholders’ deficit	(65,990,000)	(68,281,000)
Commitments and contingencies
	$132,915,000	$119,308,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTH PERIODS		SIX MONTH PERIODS
	ENDED DECEMBER 31,		ENDED DECEMBER 31,

	2001	2002	2001	2002

Revenues	$37,674,000	$42,044,000	$86,831,000	$88,620,000
Cost of revenues	27,768,000	32,795,000	62,321,000	68,890,000

Gross profit	9,906,000	9,249,000	24,510,000	19,730,000
General and administrative expenses	6,895,000	6,732,000	14,949,000	14,010,000
Other operating income	274,000	397,000	556,000	889,000

Earnings before interest expense and income taxes	3,285,000	2,914,000	10,117,000	6,609,000
Interest expense	3,579,000	3,547,000	7,307,000	7,145,000

Earnings (loss) before income taxes	(294,000)	(633,000)	2,810,000	(536,000)
Income tax expense (benefit)	(123,000)	(228,000)	1,150,000	(193,000)

Net earnings (loss)	(171,000)	(405,000)	1,660,000	(343,000)
Accretion of preferred stock to redemption value	(897,000)	(1,008,000)	(1,769,000)	(1,988,000)
Accrual of cumulative dividends on preferred stock	(942,000)	(1,068,000)	(1,850,000)	(2,106,000)

Net loss available to common stockholders	$(2,010,000))	$(2,481,000)	$(1,959,000)	$(4,437,000)

Loss per share basic and diluted	$(2.04)	$(2.52)	$(1.99)	$(4.50)
Weighted average number of shares outstanding basic and diluted	985,079	986,368	984,193	986,262

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTH PERIODS
	ENDED DECEMBER 31,

	2001	2002

Cash flows provided by operating activities:
Net earnings (loss)	$1,660,000	$(343,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,386,000	8,502,000
Amortization of debt issuance costs	443,000	468,000
Provision for doubtful accounts	145,000	307,000
Gain on sale of assets	(92,000)	(157,000)
Changes in operating assets and liabilities:
Receivables	4,872,000	2,824,000
Inventories, prepaid expenses and other assets	(132,000)	(201,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	487,000	53,000
Trade accounts payable and accrued liabilities	(3,825,000)	(4,465,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(995,000)	371,000

Net cash provided by operating activities	10,949,000	7,359,000

Cash flows from investing activities:
Proceeds from sale of assets	223,000	396,000
Capital expenditures	(5,704,000)	(2,681,000)

Net cash used in investing activities	(5,481,000)	(2,285,000)

Cash flows from financing activities:
Borrowings under long-term debt	42,806,000	31,860,000
Repayments of long-term debt	(47,458,000)	(42,392,000)
Debt issuance costs	—	(113,000)
Book overdraft	(1,062,000)	1,322,000
Proceeds from issuance of common stock	213,000	38,000
Repurchase of common stock and Series B preferred stock	(21,000)	(35,000)
Issuance of Series B preferred stock	158,000	37,000

Net cash used in financing activities	(5,364,000)	(9,283,000)

Net change in cash and cash equivalents	104,000	(4,209,000)
Cash and cash equivalents at beginning of period	1,030,000	6,205,000

Cash and cash equivalents at end of period	$1,134,000	$1,996,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$721,000	$—

Interest	$6,829,000	$6,619,000

Supplemental disclosure of noncash investing and financing activities:
Borrowings related to capital leases and equipment financing agreements	$300,000	$—

Accretion of preferred stock to redemption value	$1,769,000	$1,988,000

Accrual of cumulative dividends on preferred stock	$1,850,000	$2,106,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002
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

     Results of operations for the six month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2002.

Loss Per Share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted loss per share by application of the treasury stock method. For the three and six month periods ended December 31, 2001 diluted loss per share is the same as basic loss per share as there are no assumed potential dilutive securities. During the three and six month periods ended December 31, 2002, diluted loss per share is the same as basic loss per share as options to purchase 9,260 shares of common stock were not included in the computation of diluted loss per share for the three and six month periods ended December 31, 2002 as the effect would have been anti-dilutive.

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

DECEMBER 31, 2002
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

Revenue Recognition on Long-Term Construction Contracts

Revenue from construction operations is recorded using the percentage-of-completion method of accounting. The Company has two types of contracts. The first type of contract is fixed unit in which the percentage of completion is determined based on the units completed as a percentage of estimated total units. The second type of contract is lump sum in which percentage of completion is determined based on costs to date as compared to total estimated costs at completion. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract. For long-term contracts, which extend beyond fiscal year ends, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which facts requiring the revision become known. All remaining revenue and costs are recognized as work is performed.

Valuation of Long-Lived Assets and Goodwill

     We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends;
•	Unanticipated competition; and
•	EBITDA relative to net book value

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective July 1, 2002. As of December 31, 2002, we have completed the transitional impairment analysis under SFAS No. 142, no indicated impairment of goodwill was identified. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No. 142. We will perform an annual impairment analysis of goodwill as required by SFAS No. 142. The following is a reconciliation of net income and earnings per share between the amounts reported in the first quarter of 2001 and the adjusted amounts reflecting these new accounting rules:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2002	2001	2002

Net loss:
Reported loss available to common stockholders	$(2,010,000)	$(2,481,000)	$(1,959,000)	$(4,437,000)
Add back: Goodwill amortization (net of income taxes)	90,000	—	179,000	-

Adjusted net loss	$(1,920,000)	$(2,481,000)	$(1,780,000)	$(4,437,000)

Basic and diluted loss per share:
Reported basic loss per share	$(2.04)	$(2.52)	$(1.99)	$(4.50)
Add back: Goodwill amortization (net of income taxes)	0.09	—	0.18	-

Adjusted basic and diluted loss per share	$(1.95)	$(2.52)	$(1.81)	$(4.50)

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

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies when variable interest entities are consolidated by business enterprises where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or, where equity investors lack certain characteristics of a controlling financial interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any investments in any variable interest entities at December 2002 and will apply the provisions of FIN No. 46 prospectively to investments in variable interest entities made after February 1, 2003.

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

DECEMBER 31, 2002
(Unaudited)

(3) Condensed Consolidating Financial Information

     The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries, (Penhall Rental Corp. and Penhall Company). Effective July 1, 2002, Penhall Rental was merged into Penhall International Corp. Accordingly, consolidating financial information as of and for the three and six months ended December 31, 2002 does not include Penhall Rental Corp. Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors.

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2002 and December 31, 2002 and for the three and six month periods ended December 31, 2001 and 2002 of:

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

DECEMBER 31, 2002
(Unaudited)

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

DECEMBER 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Assets
Current assets:
Receivables, net	$596,000	$32,959,000	$—	$33,555,000
Inventories	—	2,357,000	—	2,357,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,461,000	—	2,461,000
Intercompany assets	—	3,356,000	(3,356,000)	—
Other current assets	2,215,000	5,028,000	—	7,243,000

Total current assets	2,811,000	46,161,000	(3,356,000)	45,616,000
Net property, plant and equipment	8,934,000	51,447,000	—	60,381,000
Other assets, net	2,813,000	10,498,000	—	13,311,000
Investment in subsidiary	70,720,000	—	(70,720,000)	—

	$85,278,000	$108,106,000	$(74,076,000)	$119,308,000

Liabilities and Stockholders’ Equity (Deficit)
Current installments of long-term debt	$6,003,000	$3,023,000	$—	$9,026,000
Trade accounts payable	4,000	8,011,000	—	8,015,000
Accrued liabilities	5,176,000	11,175,000	—	16,351,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,051,000	—	1,051,000
Intercompany liabilities	3,356,000	—	(3,356,000)	—

Total current liabilities	14,539,000	23,260,000	(3,356,000)	34,443,000
Long-term debt, excluding current installments	4,782,000	4,630,000	—	9,412,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	15,894,000	—	—	15,894,000
Series A Preferred stock	18,501,000	—	—	18,501,000
Stockholders’ equity (deficit)	(68,281,000)	70,720,000	(70,720,000)	(68,281,000)

	$85,278,000	$108,106,000	$(74,076,000)	$119,308,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED DECEMBER 31, 2001

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$2,808,000	$39,157,000	$(4,291,000)	$37,674,000
Cost of revenues	—	—	28,001,000	(233,000)	27,768,000

Gross profit	—	2,808,000	11,156,000	(4,058,000)	9,906,000
General and administrative expenses	88,000	98,000	8,435,000	(1,726,000)	6,895,000
Royalties	—	—	2,332,000	(2,332,000)	—
Other operating income, net	2,000	—	272,000	—	274,000
Equity earnings in subsidiaries	1,965,000	—	—	(1,965,000)	—

Earnings before interest expense and income taxes	1,879,000	2,710,000	661,000	(1,965,000)	3,285,000
Interest expense	3,538,000	5,000	36,000	—	3,579,000

Earnings (loss) before income taxes	(1,659,000)	2,705,000	625,000	(1,965,000)	(294,000)
Income tax expense (benefit)	(1,488,000)	1,109,000	256,000	—	(123,000)

Net earnings (loss)	$(171,000)	$1,596,000	$369,000	$(1,965,000)	$(171,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED DECEMBER 31, 2002

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$2,914,000	$42,044,000	$(2,914,000)	$42,044,000
Cost of revenues	—	32,795,000	—	32,795,000

Gross profit	2,914,000	9,249,000	(2,914,000)	9,249,000
General and administrative expenses	193,000	6,936,000	(397,000)	6,732,000
Royalties	—	2,517,000	(2,517,000)	—
Other operating income, net	(7,000)	404,000	—	397,000
Equity earnings in subsidiary	62,000	—	(62,000)	—

Earnings (loss) before interest expense and income taxes	2,776,000	200,000	(62,000)	2,914,000
Interest expense	3,462,000	85,000	—	3,547,000

Earnings (loss) before income taxes	(686,000)	115,000	(62,000)	(633,000)
Income tax expense (benefit)	(281,000)	53,000	—	(228,000)

Net earnings (loss)	$(405,000)	$62,000	$(62,000)	$(405,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

		SIX MONTH PERIOD ENDED DECEMBER 31, 2001

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$6,264,000	$90,145,000	$(9,578,000)	$86,831,000
Cost of revenues	—	—	62,554,000	(233,000)	62,321,000

Gross profit	—	6,264,000	27,591,000	(9,345,000)	24,510,000
General and administrative expenses	188,000	191,000	18,507,000	(3,937,000)	14,949,000
Royalties	—	—	5,408,000	(5,408,000)	—
Other operating income, net	2,000	—	554,000	—	556,000
Equity earnings in subsidiary	6,034,000	—	—	(6,034,000)	—

Earnings before interest expense and income taxes	5,848,000	6,073,000	4,230,000	(6,034,000)	10,117,000
Interest expense	7,231,000	10,000	66,000	—	7,307,000

Earnings (loss) before income taxes	(1,383,000)	6,063,000	4,164,000	(6,034,000)	2,810,000
Income tax expense (benefit)	(3,043,000)	2,486,000	1,707,000	—	1,150,000

Net earnings	$1,660,000	$3,577,000	$2,457,000	$(6,034,000)	$1,660,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	SIX MONTH PERIOD ENDED DECEMBER 31, 2002

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$6,107,000	$88,620,000	$(6,107,000)	$88,620,000
Cost of revenues	—	68,890,000	—	68,890,000

Gross profit	6,107,000	19,730,000	(6,107,000)	19,730,000
General and administrative expenses	384,000	14,416,000	(790,000)	14,010,000
Royalties	—	5,317,000	(5,317,000)	—
Other operating income, net	1,000	888,000	—	889,000
Equity earnings in subsidiaries	427,000	—	(427,000)	—

Earnings before interest expense and income taxes	6,151,000	885,000	(427,000)	6,609,000
Interest expense	6,983,000	162,000	—	7,145,000

Earnings (loss) before income taxes	(832,000)	723,000	(427,000)	(536,000)
Income tax expense (benefit)	(489,000)	296,000	—	(193,000)

Net earnings (loss)	$(343,000)	$427,000	$(427,000)	$(343,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	SIX MONTH PERIOD ENDED DECEMBER 31, 2001

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash provided by operating activities	$2,437,000	$3,753,000	$10,793,000	$(6,034,000)	$10,949,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	223,000	—	223,000
Capital expenditures	—	—	(5,704,000)	—	(5,704,000)

Net cash used in investing activities	—	—	(5,481,000)	—	(5,481,000)

Cash flows from financing activities:
Due to (from) affiliates	1,354,000	(3,662,000)	(3,726,000)	6,034,000	—
Borrowings under long-term debt	42,750,000	—	56,000	—	42,806,000
Repayments of long-term debt	(46,890,000)	(8,000)	(560,000)	—	(47,458,000)
Book overdraft	—	—	(1,062,000)	—	(1,062,000)
Proceeds from issuance of common stock	213,000	—	—	—	213,000
Repurchase of common stock and Series B preferred stock	(21,000)	—	—	—	(21,000)
Issuance of Series B preferred stock	158,000	—	—	—	158,000

Net cash used in financing activities	(2,436,000)	(3,670,000)	(5,292,000)	6,034,000	(5,364,000)

Net change in cash and cash equivalents	1,000	83,000	20,000	—	104,000
Cash and cash equivalents at beginning of period	—	921,000	109,000	—	1,030,000

Cash and cash equivalents at end of period	$1,000	$1,004,000	$129,000	$—	$1,134,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	SIX MONTH PERIOD ENDED DECEMBER 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash provided by operating activities	$1,186,000	$—	$6,173,000	$—	$7,359,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	396,000	—	396,000
Capital expenditures	—	—	(2,681,000)	—	(2,681,000)
Cash from Penhall Rental merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used in) investing activities	6,143,000	(6,143,000)	(2,285,000)	—	(2,285,000)

Cash flows from financing activities:
Due to (from) affiliates	5,414,000	—	(5,414,000)	—	—
Borrowings under long-term debt	30,820,000	—	1,040,000	—	31,860,000
Repayments of long-term debt	(41,572,000)	—	(820,000)	—	(42,392,000)
Book overdraft	—	—	1,322,000	—	1,322,000
Debt issuance costs	(104,000)	—	(9,000)	—	(113,000)
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B preferred stock	(35,000)	—	—	—	(35,000)
Issuance of Series B preferred stock	37,000	—	—	—	37,000

Net cash used in financing activities	(5,402,000)	—	(3,881,000)	—	(9,283,000)

Net change in cash and cash equivalents	1,927,000	(6,143,000)	7,000	—	(4,209,000)
Cash and cash equivalents at beginning of period	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of period	$1,927,000	$—	$69,000	$—	$1,996,000

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

General

     Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its operated equipment rental services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from thirty eight locations in seventeen states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

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

1.	HSI, a Minnesota-based firm acquired in April 1998,

2.	Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998,

3.	Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998,

4.	Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

5.	Advance Concrete Sawing and Drilling, Inc., a Bakersfield, California-based company acquired in September 2000,

6.	H&P Sawing and Drilling, a Kansas City, Missouri-based Company acquired in March 2001,

7.	Bob Mack Company, a Visalia, California-based company acquired in March 2002, and

8.	Arizona Curb Cut Company, an Arizona based company in April 2002.

     During the same period, Penhall established operations in seven new markets by opening offices Dallas, Richmond, Fresno, Buffalo, Reno, Seattle and Cleveland.

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

	THREE MONTH PERIODS ENDED DECEMBER 31,				SIX MONTH PERIODS ENDED DECEMBER 31,

	2002		2001		2002		2001

		% of		% of		% of		% of
	$	Total	$	Total	$	Total	$	Total

	(Dollars in Thousands)				(Dollars in Thousands)
Operated Equipment Rental Services	$29,137	69.3%	$28,521	75.7%	$63,512	71.7%	$63,679	73.3%
Contract Services (1)	12,907	30.7%	9,153	24.3%	25,108	28.3%	23,152	26.7%

Total Revenues	$42,044	100.0%	$37,674	100.0%	$88,620	100.0%	$86,831	100.0%

(1)	Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

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

Results of Operations

     Six Months Ended December 31, 2002 Compared to Six months Ended December 31, 2001

     Revenues. Revenues for the six months ended December 31, 2002 (“Interim 2003”) were $88.6 million, an increase of $1.8 million or 2.1 % over the six months ended December 31, 2001 (“Interim 2002”). Increased revenues in Interim 2003 were primarily a result of an increase of $2.0 million or 8.4% in Contract Services in Interim 2003.

     Gross Profit. Gross profit totaled $19.7 million in Interim 2003, a decrease of $4.8 million or 19.5 % from Interim 2002. Gross profit as a percentage of revenues decreased from 28.2% in Interim 2002 to 22.3% in Interim 2003. The decrease in gross profit from Interim 2002 to Interim 2003 is primarily attributable to increased competition, cost overruns on some contracts, and an increase of $1.7 million in insurance costs during Interim 2003. The decrease in gross profit as a percentage of revenues was due to increased competition, an increase in insurance costs and a decrease in equipment utilization.

     General and Administrative Expenses. General and administrative expenses were $14.0 million in Interim 2003 compared to $14.9 million in Interim 2002. As a percent of revenues, general and administrative expenses were 15.8% in Interim 2003 compared to 17.2% in Interim 2002. The decrease in general and administrative expenses as a percentage of revenues during Interim 2003 is primarily attributable to a decrease of $1.2 million in incentive compensation and $0.3 million in goodwill amortization partially offset by a $0.3 million increase in insurance costs.

     Interest Expense. Interest expense was $7.1 million in Interim 2003 compared to interest expense of $7.3 million in Interim 2002. The decrease in interest expense is attributable to lower interest rates and decreased borrowing during Interim 2003.

     Income Tax Expense (Benefit). The Company recorded an income tax benefit of $0.2 million, or 36% of loss before income taxes in Interim 2003, compared to an income tax provision of $1.2 million, or 41% of earnings before income taxes in Interim 2002. The income tax benefit is attributable to a loss before income tax in Interim 2003.

     Three months Ended December 31, 2002 Compared to Three months Ended December 31, 2001

     Revenues. Revenues for the three months ended December 31, 2002 (“Interim 2003”) were $42.0 million, an increase of $4.4 million or 11.6% over the three months ended December 31, 2001 (“Interim 2002”). Higher revenues in Interim 2003 were primarily a result of an increase in Contract Services, which increased from $9.2 million in Interim 2002 to $12.9 million in Interim 2003.

     Gross Profit. Gross profit totaled $9.2 million in Interim 2003, a decrease of $0.7 million or 6.6% from Interim 2002. Gross profit as a percentage of revenues decreased to 22.0% in Interim 2003 from 26.3% in Interim 2002. The decrease in gross profit is primarily attributable to increased insurance costs, which increased by $1.2 million during Interim 2003 and losses on some Contract Services work. The decrease in gross profit as a percentage of revenues was due primarily to increased insurance costs, increased competition and a decrease in equipment utilization.

     General and Administrative Expenses. General and administrative expenses were $6.7 million in Interim 2003 compared to $6.9 million in Interim 2002, a decrease of $0.2 million. As a percent of revenues, general and administrative expenses were 16.0% in Interim 2003 compared to 18.3% in Interim 2002. The decrease in general and administrative expenses as a percentage of revenues is primarily due to the fixed nature of these expenses in addition to increases in insurance costs, data processing costs and accounting and legal costs which are offset by decreases in advertising, travel, entertainment, salaries and incentive compensation.

     Interest Expense. Interest expense was $3.5 million in Interim 2003 compared to interest expense of $3.6 million in Interim 2002. The decrease in interest expense is attributable to lower interest rates and lower borrowings in Interim 2003.

     Income Tax Benefit. The Company recorded an income tax benefit of $0.2 million, or 36.0% of loss before income taxes in Interim 2003 compared to an income tax benefit of $0.1 million, or 41.8% of loss before income taxes in Interim 2002. The increase in tax benefit is attributable to a higher loss before income tax in Interim 2003.

Liquidity and Capital Resources

     It is anticipated that the Company’s principal uses of liquidity will be to fund working capital and meet debt service requirements. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (originated in 1998). The New Credit Facility consists of two facilities: (i) a six-year senior secured term loan facility in an aggregate principal amount equal to $20.0 million (the “Term Loan Facility”); and (ii) a six-year revolving credit facility in an aggregate principal amount not to exceed $30.0 million (the “Revolving Credit Facility”). The Company drew $20.0 million of loans under the Term Loan Facility (“Term Loans”) on the closing date of the New Credit Facility in connection with the Recapitalization. The Term Loans amortize on a quarterly basis and are payable in installments under a schedule set forth in the New Credit Facility. Advances made under the Revolving Credit Facility (“Revolving Loans”) are due and payable in full on June 15, 2004. The Term Loans and the Revolving Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by the Company or any subsidiary of the Company that guarantees amounts under the New Credit Facility. Such loans are also required to be prepaid with 75% of the Excess Cash Flow (as such term is defined in the New Credit Facility) of the Company or, if the Company’s Leverage Ratio (as such term is defined in the New Credit Facility) is less than 5.25 to 1.0, 50% of such Excess Cash Flow.

SUMMARY CASH FLOW DATA (000’s) FOR THE SIX MONTHS ENDED December 31,	2001	2002

Cash and cash equivalents	$1,134	$1,996

Net cash provided by (used in):

Operating activities	10,949	7,359

Investing activities	(5,481)	(2,285)

Financing activities	(5,364)	(9,283)

Capital expenditures	(5,704)	(2,681)

     Cash provided by operating activities decreased to $7.4 million in Interim 2003 from $10.9 million in Interim 2002, a decrease of $3.6 million. Net earnings decreased $2.0 million from $1.7 million in Interim 2002 to a $0.3 million loss in Interim 2003. In Interim 2003, the Company’s net loss and depreciation plus a decrease in receivables offset by a decrease in trade accounts payable and accrued liabilities resulted in $7.4 million in net cash provided by operating activities. In Interim 2002, the Company’s net earnings and depreciation plus a decrease in receivables offset by a reduction in accounts payable, accrued liabilities and income taxes resulted in $10.9 million in net cash provided from operating activities.

     Net cash used in investing activities decreased $3.2 million to $2.3 million in Interim 2003 from $5.5 million in Interim 2002. The reduction in net cash used in investing activities is primarily attributable to a decrease in capital expenditures of $3.0 million.

     Management estimates that the Company’s annual capital expenditures will be approximately $6.0 million for fiscal 2003.

     Net cash used in financing activities in Interim 2003 was a net use of $9.3 million as compared to a net use of $5.4 million in Interim 2002. In Interim 2003 and Interim 2002, the Company’s financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft.

     Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the recapitalization in 1998, however, the Company has substantial indebtedness and debt service obligations. As of December 31, 2002, the Company and its subsidiaries had approximately $118.4 million of total indebtedness outstanding (including the Notes) plus outstanding letters of credit of $7.7 million and a stockholders’ deficit of approximately $68.3 million. As of December 31, 2002, approximately $20.7 million of additional borrowing was available under the Company’s New Credit Facility.

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

     The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2002.

	Years Ended June 30,
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

				(In thousands)
Fixed rate debt	$2,149	$2,009	$171	$100,012	$5	$166	$104,512	$61,512 (2)
Average interest rate	3.29%	2.71%	3.34%	12.00%	10.00%	10.00%	11.62%	11.36%
Variable rate LIBOR debt (1)	$3,366	$8,356	$791	$1,248	$165	$0	$13,926	$13,926
Weighted average current interest rate (1)								4.43%

(1)	The Company has different interest rate options for its variable rate debt.

(2)	The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

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

Date:	February 13, 2003	Penhall International Corp. /s/ John T. Sawyer

John T. Sawyer Chairman of the Board, President and
Chief Executive Officer

/s/ Jeffrey E. Platt

Jeffrey E. Platt Vice President-Finance and Chief Financial Officer

PENHALL INTERNATIONAL CORP — 10-Q — Quarterly Report

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

February 13, 2003

/s/ JOHN T. SAWYER

John T. Sawyer
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

PENHALL INTERNATIONAL CORP — 10-Q — Quarterly Report

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

February 13, 2003

/s/ JEFFREY E. PLATT

Jeffrey E. Platt
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)