Form 10-Q
period 2003-03-31
PENHALL INTERNATIONAL CORP
filed 2003-05-14
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF May 14, 2003

Common Stock, $.01 Par Value	986,552

PENHALL INTERNATIONAL CORP.

INDEX

Page No.

Part I — Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2003	3
Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2002 and 2003	5
Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2002 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
Part II — Other Information
Items 1-5 are not applicable	23
Item 6. Exhibits and Reports on Form 8-K	23
a) Reports on Form 8-K
None

Part I. Financial Information

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$6,205,000	$4,027,000
Receivables:
Contract and trade receivables	31,361,000	25,211,000
Contract retentions due upon completion and acceptance of work	4,756,000	4,154,000
Income taxes	1,990,000	2,600,000

	38,107,000	31,965,000
Less allowance for doubtful receivables	1,421,000	1,436,000

Net receivables	36,686,000	30,529,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,514,000	1,641,000
Deferred tax assets	3,133,000	3,133,000
Inventories	1,895,000	2,459,000
Prepaid expenses and other current assets	2,375,000	2,137,000

Total current assets	52,808,000	43,926,000
Property, plant and equipment, at cost:
Land	5,004,000	5,004,000
Buildings and leasehold improvements	8,822,000	8,756,000
Construction and other equipment	121,890,000	120,841,000

	135,716,000	134,601,000
Less accumulated depreciation and amortization	69,449,000	77,767,000

Net property, plant and equipment	66,267,000	56,834,000
Goodwill, net of accumulated amortization	9,053,000	9,053,000
Debt issuance costs, net of accumulated amortization	3,177,000	2,605,000
Other assets, net	1,610,000	1,341,000

	$132,915,000	$113,759,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2002	2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$9,217,000	$8,800,000
Trade accounts payable	9,726,000	3,889,000
Accrued liabilities	17,783,000	13,643,000
Billings in excess of costs and estimated earnings on uncompleted contracts	680,000	1,252,000

Total current liabilities	37,406,000	27,584,000

Long-term debt, excluding current installments	19,753,000	14,186,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	9,339,000	9,339,000
Senior Exchangeable Preferred Stock, redemption value $15,075,000 and $16,311,000 at June 30, 2002 and March 31, 2003, respectively. Authorized, issued and outstanding 10,000 shares at June 30, 2002 and March 31, 2003	15,075,000	16,311,000
Series A Preferred Stock, redemption value $17,332,000 and $19,107,000 at June 30, 2002 and March 31, 2003, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2002 and March 31, 2003	17,332,000	19,107,000
Stockholders’ deficit:
Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,791 shares at June 30, 2002 and 18,798 shares at March 31, 2003	31,200,000	34,412,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,127 at June 30, 2002 and 1,021,870 shares at March 31, 2003	10,000	10,000
Additional paid-in capital	2,044,000	2,082,000
Treasury stock, at cost, 34,796 common shares at June 30, 2002 and 35,318 common shares at March 31, 2003	(317,000)	(336,000)
Accumulated deficit	(98,927,000)	(108,936,000)

Total stockholders’ deficit	(65,990,000)	(72,768,000)
Commitments and contingencies

	$132,915,000	$113,759,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTH PERIODS		NINE MONTH PERIODS
	ENDED MARCH 31,		ENDED MARCH 31,

	2002	2003	2002	2003

Revenues	$30,010,000	$29,850,000	$116,841,000	$118,470,000
Cost of revenues	23,965,000	25,416,000	86,286,000	94,306,000

Gross profit	6,045,000	4,434,000	30,555,000	24,164,000
General and administrative expenses	6,606,000	6,617,000	21,555,000	20,627,000
Other operating income	423,000	199,000	979,000	1,088,000

Earnings (loss) before interest expense and income taxes	(138,000)	(1,984,000)	9,979,000	4,625,000
Interest expense	3,440,000	3,429,000	10,747,000	10,574,000

Loss before income taxes	(3,578,000)	(5,413,000)	(768,000)	(5,949,000)
Income tax benefit	(1,465,000)	(1,949,000)	(315,000)	(2,142,000)

Net loss	(2,113,000)	(3,464,000)	(453,000)	(3,807,000)
Accretion of preferred stock to redemption value	(905,000)	(1,023,000)	(2,674,000)	(3,011,000)
Accrual of cumulative dividends on preferred stock	(953,000)	(1,084,000)	(2,803,000)	(3,191,000)

Net loss available to common stockholders	$(3,971,000)	$(5,571,000)	$(5,930,000)	$(10,009,000)

Loss per share basic and diluted	$(4.02)	$(5.65)	$(6.02)	$(10.15)
Weighted average number of shares outstanding basic and diluted	986,657	986,552	984,998	986,358

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTH PERIODS
	ENDED MARCH 31,

	2002	2003

Cash flows provided by operating activities:
Net loss	$(453,000)	$(3,807,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,752,000	12,633,000
Amortization of debt issuance costs	664,000	705,000
Provision for doubtful accounts	(5,000)	440,000
Gain on sale of assets	(129,000)	(224,000)
Changes in operating assets and liabilities:
Receivables	6,873,000	5,717,000
Inventories, prepaid expenses and other assets	(123,000)	(326,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,000)	873,000
Trade accounts payable and accrued liabilities	(5,477,000)	(7,097,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,106,000)	572,000

Net cash provided by operating activities	12,983,000	9,486,000

Cash flows from investing activities:
Proceeds from sale of assets	320,000	507,000
Capital expenditures	(7,235,000)	(3,214,000)
Acquisition of assets	(3,507,000)	—

Net cash used in investing activities	(10,422,000)	(2,707,000)

Cash flows from financing activities:
Borrowings under long-term debt	62,641,000	58,774,000
Repayments of long-term debt	(62,480,000)	(64,758,000)
Debt issuance costs	—	(133,000)
Book overdraft	(966,000)	(2,880,000)
Proceeds from issuance of common stock	213,000	38,000
Repurchase of common stock and Series B preferred stock	(40,000)	(35,000)
Issuance of Series B preferred stock	158,000	37,000

Net cash used in financing activities	(474,000)	(8,957,000)

Net change in cash and cash equivalents	2,087,000	(2,178,000)
Cash and cash equivalents at beginning of period	1,030,000	6,205,000

Cash and cash equivalents at end of period	$3,117,000	$4,027,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$791,000	$—

Interest	$13,084,000	$12,890,000

Supplemental disclosure of noncash investing and financing activities:
Accrued liabilities related to the acquisition of assets	$3,400,000	$—

Borrowings related to the acquisition of assets	$3,265,000	$—

Borrowings related to capital leases and equipment financing agreements	$300,000	$—

Accretion of preferred stock to redemption value	$2,674,000	$3,011,000

Accrual of cumulative dividends on preferred stock	$2,803,000	$3,191,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003
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

     Results of operations for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2002.

Loss Per Share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential dilutive securities. The dilutive effect of outstanding options is reflected in diluted loss per share by application of the treasury stock method. For the three and nine month periods ended March 31, 2002 diluted loss per share is the same as basic loss per share as options to purchase 9,305 shares of common stock were not included in the computation of diluted loss per share for the three and nine month periods ended March 31, 2002 as the effect would have been anti-dilutive. During the three and nine month periods ended March 31, 2003, diluted loss per share is the same as basic loss per share as options to purchase 9,135 shares of common stock were not included in the computation of diluted loss per share for the three and nine month periods ended March 31, 2003 as the effect would have been anti-dilutive.

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

MARCH 31, 2003
(Unaudited)

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

Stock Compensation

     On October 7, 1999, the Company’s Board of Directors approved a stock incentive plan (the “Plan”) under which employees, officers, directors or consultants (“Eligible Participants”) may be granted stock options and restricted stock awards. The Board authorized the issuance of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company’s option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. The Company accounts for the Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

The following table illustrates the effect on net loss available to common stockholders and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Nine Months Ended
	March 31,

	2002	2003

Net loss available to common stockholders as reported	$(5,930,000)	$(10,009,000)
Add:
Stock-based compensation expense included in reported net income available to common stockholders, net of related tax effects	$—	$—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$(9,000)	$(16,000)
Proforma net loss available to common stockholders	$(5,939,000)	$(10,025,000)
Basic and diluted loss per share as reported	$(6.02)	$(10.15)
Proforma basic and diluted loss per share	$(6.03)	$(10.16)

The weighted average fair values of options granted as of March 31, 2002 and 2003 were $21.02 and $19.23 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions as of the grant date: risk-free interest rate 4.7%, volatility 0.0%, dividend rate 0.0% and an expected life of 10 years. Outstanding options at March 31, 2002 and 2003 were 9,305 and 9,135 respectively.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective July 1, 2002. As of December 31, 2002, we had completed the transitional impairment analysis under SFAS No. 142, no indicated impairment of goodwill was identified. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No. 142. We will perform an annual impairment analysis of goodwill as required by SFAS No. 142. The following is a reconciliation of net loss and loss per share between the amounts reported for the three and nine month periods ended March 31, 2003 and 2002 and the adjusted amounts reflecting these new accounting rules:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

Net loss:
Reported loss available to common stockholders	$(3,971,000)	$(5,571,000)	$(5,930,000)	$(10,009,000)
Add back: Goodwill amortization (net of income taxes)	90,000	—	331,000	—

Adjusted net loss	$(3,881,000)	$(5,571,000)	$(5,599,000)	$(10,009,000)

Basic and diluted loss per share:
Reported basic loss per share	$(4.02)	$(5.65)	$(6.02)	$(10.15)
Add back: Goodwill amortization (net of income taxes)	0.09	—	0.34	—

Adjusted basic and diluted loss per share	$(3.93)	$(5.65)	$(5.68)	$(10.15)

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

     On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Adoption of SFAS 146 has not had a material impact on our financial position or results from operations.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company did not have any guarantees at March 31, 2003 and will apply the provisions of FIN No. 45 prospectively to guarantees made after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has complied with the disclosure requirements under SFAS No. 148.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies when variable interest entities are consolidated by business enterprises where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or, where equity investors lack certain characteristics of a controlling financial interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any investments in any variable interest entities at March 31, 2003 and will apply the provisions of FIN No. 46 prospectively to investments in variable interest entities made after February 1, 2003.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
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

(3) Long Term Debt

     Under a Credit Agreement with its lenders, the Company is required to be in compliance with certain covenants and ratios. As of March 31, 2003, the Company was in violation and subsequently received a waiver for each of the following covenants/ratios : (1) Interest Coverage Ratio, (2) Leverage Ratio, and (3) Minimum Consolidated EBITDA (all covenants/ratios as defined in the Credit Agreement). The waiver requires the Company’s aggregate debt under the Credit Facility not to exceed $30,173,000 and expires May 30, 2003. The Company is in the process of and anticipates refinancing the Credit Facility prior to May 30, 2003. In the event that the Credit Facility is not refinanced by May 30, 2003, the Company is required to pay an amount equal to 0.25% of the sum of the outstanding principal amount of its respective Term Loans and its Revolving Commitment.

(4) Condensed Consolidating Financial Information

     The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries, (Penhall Rental Corp. and Penhall Company). Effective July 1, 2002, Penhall Rental was merged into Penhall International Corp. Accordingly, consolidating financial information as of and for the three and nine months ended March 31, 2003 does not include Penhall Rental Corp. Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors.

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2002 and March 31, 2003 and for the three and nine month periods ended March 31, 2002 and 2003 of:

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2002

	Penhall	Penhall	Penhall
	International Corp.	Rental Corp.	Company	Eliminations	Consolidated

Assets
Current assets:
Receivables, net	$1,990,000	$—	$34,696,000	$—	$36,686,000
Inventories	—	—	1,895,000	—	1,895,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	2,514,000	—	2,514,000
Intercompany assets	28,303,000	—	—	(28,303,000)	—
Other current assets	242,000	6,143,000	5,328,000	—	11,713,000

Total current assets	30,535,000	6,143,000	44,433,000	(28,303,000)	52,808,000
Net property, plant and equipment	—	9,078,000	57,189,000	—	66,267,000
Other assets, net	3,177,000	—	10,663,000	—	13,840,000
Investment in parent	—	4,001,000	—	(4,001,000)	—
Investment in subsidiaries	63,239,000	—	—	(63,239,000)	—

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$6,061,000	$3,000	$3,153,000	$—	$9,217,000
Trade accounts payable	4,000	—	9,722,000	—	9,726,000
Accrued liabilities	5,178,000	2,000	12,603,000	—	17,783,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	680,000	—	680,000
Intercompany liabilities	—	26,245,000	2,058,000	(28,303,000)	—

Total current liabilities	11,243,000	26,250,000	28,216,000	(28,303,000)	37,406,000
Long-term debt, excluding current installments	15,290,000	183,000	4,280,000	—	19,753,000
Senior notes	100,000,000	—	—	—	100,000,000
Deferred tax liabilities	—	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	15,075,000	—	—	—	15,075,000
Series A Preferred stock	17,332,000	—	—	—	17,332,000
Stockholders’ equity (deficit)	(61,989,000)	(7,054,000)	70,293,000	(67,240,000)	(65,990,000)

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Assets
Current assets:
Receivables, net	$2,596,000	$27,933,000	$—	$30,529,000
Inventories	—	2,459,000	—	2,459,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,641,000	—	1,641,000
Intercompany assets	—	4,303,000	(4,303,000)	—
Other current assets	4,318,000	4,979,000	—	9,297,000

Total current assets	6,914,000	41,315,000	(4,303,000)	43,926,000
Net property, plant and equipment	8,865,000	47,969,000	—	56,834,000
Other assets, net	2,578,000	10,421,000	—	12,999,000
Investment in subsidiary	68,162,000	—	(68,162,000)	—

	$86,519,000	$99,705,000	$(72,465,000)	$113,759,000

Liabilities and Stockholders’ Equity (Deficit)
Current installments of long-term debt	$6,004,000	$2,796,000	$—	$8,800,000
Trade accounts payable	4,000	3,885,000	—	3,889,000
Accrued liabilities	2,145,000	11,498,000	—	13,643,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,252,000	—	1,252,000
Intercompany liabilities	4,303,000	—	(4,303,000)	—

Total current liabilities	12,456,000	19,431,000	(4,303,000)	27,584,000
Long-term debt, excluding current installments	11,570,000	2,616,000	—	14,186,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	16,311,000	—	—	16,311,000
Series A Preferred stock	19,107,000	—	—	19,107,000
Stockholders’ equity (deficit)	(72,768,000)	68,162,000	(68,162,000)	(72,768,000)

	$86,519,000	$99,705,000	$(72,465,000)	$113,759,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED MARCH 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$2,163,000	$31,433,000	$(3,586,000)	$30,010,000
Cost of revenues	—	—	24,062,000	(97,000)	23,965,000

Gross profit	—	2,163,000	7,371,000	(3,489,000)	6,045,000
General and administrative expenses	97,000	77,000	8,042,000	(1,610,000)	6,606,000
Royalties	—	—	1,880,000	(1,880,000)	—
Other operating income, net	1,000	—	422,000	—	423,000
Equity in loss of subsidiaries	(47,000)	—	—	47,000	—

Earnings (loss) before interest expense and income taxes	(143,000)	2,086,000	(2,129,000)	48,000	(138,000)
Interest expense	3,403,000	4,000	33,000	—	3,440,000

Earnings (loss) before income taxes	(3,546,000)	2,082,000	(2,162,000)	48,000	(3,578,000)
Income tax expense (benefit)	(1,433,000)	854,000	(886,000)	—	(1,465,000)

Net earnings (loss)	$(2,113,000)	$1,228,000	$(1,276,000)	$48,000	$(2,113,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED MARCH 31, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$2,187,000	$29,850,000	$(2,187,000)	$29,850,000
Cost of revenues	—	25,416,000	—	25,416,000

Gross profit	2,187,000	4,434,000	(2,187,000)	4,434,000
General and administrative expenses	183,000	6,830,000	(396,000)	6,617,000
Royalties	—	1,791,000	(1,791,000)	—
Other operating income, net	12,000	187,000	—	199,000
Equity in loss of subsidiary	(2,558,000)	—	2,558,000	—

Loss before interest expense and income taxes	(542,000)	(4,000,000)	2,558,000	(1,984,000)
Interest expense	3,377,000	52,000	—	3,429,000

Loss before income taxes	(3,919,000)	(4,052,000)	2,558,000	(5,413,000)
Income tax benefit	(455,000)	(1,494,000)	—	(1,949,000)

Net loss	$(3,464,000)	$(2,558,000)	$2,558,000	$(3,464,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	NINE MONTH PERIOD ENDED MARCH 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Revenues	$—	$8,427,000	$121,578,000	$(13,164,000)	$116,841,000
Cost of revenues	—	—	86,616,000	(330,000)	86,286,000

Gross profit	—	8,427,000	34,962,000	(12,834,000)	30,555,000
General and administrative expenses	285,000	268,000	26,549,000	(5,547,000)	21,555,000
Royalties	—	—	7,288,000	(7,288,000)	—
Other operating income, net	3,000	—	976,000	—	979,000
Equity in earnings of subsidiaries	5,987,000	—	—	(5,987,000)	—

Earnings before interest expense and income taxes	5,705,000	8,159,000	2,101,000	(5,986,000)	9,979,000
Interest expense	10,634,000	14,000	99,000	—	10,747,000

Earnings (loss) before income taxes	(4,929,000)	8,145,000	2,002,000	(5,986,000)	(768,000)
Income tax expense (benefit)	(4,476,000)	3,340,000	821,000	—	(315,000)

Net earnings (loss)	$(453,000)	$4,805,000	$1,181,000	$(5,986,000)	$(453,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	NINE MONTH PERIOD ENDED MARCH 31, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$8,294,000	$118,470,000	$(8,294,000)	$118,470,000
Cost of revenues	—	94,306,000	—	94,306,000

Gross profit	8,294,000	24,164,000	(8,294,000)	24,164,000
General and administrative expenses	567,000	21,246,000	(1,186,000)	20,627,000
Royalties	—	7,108,000	(7,108,000)	—
Other operating income, net	13,000	1,075,000	—	1,088,000
Equity in loss of subsidiary	(2,131,000)	—	2,131,000	—

Earnings (loss) before interest expense and income taxes	5,609,000	(3,115,000)	2,131,000	4,625,000
Interest expense	10,360,000	214,000	—	10,574,000

Loss before income taxes	(4,751,000)	(3,329,000)	2,131,000	(5,949,000)
Income tax benefit	(944,000)	(1,198,000)	—	(2,142,000)

Net loss	$(3,807,000)	$(2,131,000)	$2,131,000	$(3,807,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	NINE MONTH PERIOD ENDED MARCH 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3,955,000)	$4,953,000	$17,971,000	$(5,986,000)	$12,983,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	320,000	—	320,000
Capital expenditures	—	30,000	(7,265,000)	—	(7,235,000)
Acquisition of assets	—	—	(3,507,000)	—	(3,507,000)

Net cash provided by (used in) investing activities	—	30,000	(10,452,000)	—	(10,422,000)

Cash flows from financing activities:
Due to (from) affiliates	5,505,000	(3,140,000)	(8,351,000)	5,986,000	—
Borrowings under long-term debt	59,760,000	—	2,881,000	—	62,641,000
Repayments of long-term debt	(61,641,000)	(9,000)	(830,000)	—	(62,480,000)
Book overdraft	—	—	(966,000)	—	(966,000)
Proceeds from issuance of common stock	213,000	—	—	—	213,000
Repurchase of common stock and Series B preferred stock	(40,000)	—	—	—	(40,000)
Issuance of Series B preferred stock	158,000	—	—	—	158,000

Net cash provided by (used in) financing activities	3,955,000	(3,149,000)	(7,266,000)	5,986,000	(474,000)

Net change in cash and cash equivalents	—	1,834,000	253,000	—	2,087,000
Cash and cash equivalents at beginning of period	—	921,000	109,000	—	1,030,000

Cash and cash equivalents at end of period	$—	$2,755,000	$362,000	$—	$3,117,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	NINE MONTH PERIOD ENDED MARCH 31, 2003

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(4,486,000)	$—	$13,972,000	$—	$9,486,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	507,000	—	507,000
Capital expenditures	—	—	(3,214,000)	—	(3,214,000)
Cash from Penhall Rental Corp. merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used in) investing activities	6,143,000	(6,143,000)	(2,707,000)	—	(2,707,000)

Cash flows from financing activities:
Due to (from) affiliates	6,361,000	—	(6,361,000)	—	—
Borrowings under long-term debt	57,710,000	—	1,064,000	—	58,774,000
Repayments of long-term debt	(61,673,000)	—	(3,085,000)	—	(64,758,000)
Debt issuance costs	(104,000)	—	(29,000)	—	(133,000)
Book overdraft	—	—	(2,880,000)	—	(2,880,000)
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B preferred stock	(35,000)	—	—	—	(35,000)
Issuance of Series B preferred stock	37,000	—	—	—	37,000

Net cash provided by (used in) financing activities	2,334,000	—	(11,291,000)	—	(8,957,000)

Net change in cash and cash equivalents	3,991,000	(6,143,000)	(26,000)	—	(2,178,000)
Cash and cash equivalents at beginning of period	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of period	$3,991,000	$—	$36,000	$—	$4,027,000

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

     During the same period, Penhall established operations in seven new markets by opening offices in Dallas, Richmond, Fresno, Buffalo, Reno, Seattle and Cleveland.

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

	THREE MONTH PERIODS ENDED MARCH 31,				NINE MONTH PERIODS ENDED MARCH 31,

	2003		2002		2003		2002

		% of		% of		% of		% of
	$	Total	$	Total	$	Total	$	Total

	(Dollars in Thousands)				(Dollars in Thousands)
Operated Equipment Rental Services	$23,232	77.8%	$23,743	79.1%	$86,744	73.2%	$87,422	74.8%
Contract Services (1)	6,618	22.2%	6,267	20.9%	31,726	26.8%	29,419	25.2%

Total Revenues	$29,850	100.0%	$30,010	100.0%	$118,470	100.0%	$116,841	100.0%

(1)	Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

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

Results of Operations

     Nine Months Ended March 31, 2003 Compared to Nine months Ended March 31, 2002

     Revenues. Revenues for the nine months ended March 31, 2003 (“Interim 2003”) were $118.5 million, an increase of $1.6 million or 1.4 % from the nine months ended March 31, 2002 (“Interim 2002”). Increased revenues in Interim 2003 were primarily a result of an increase of $2.3 million or 7.8% in Contract Services in Interim 2003, partially offset by a $0.7 or 0.8% decrease in Operated Equipment Rental Services.

     Gross Profit. Gross profit totaled $24.2 million in Interim 2003, a decrease of $6.4 million or 20.9% from Interim 2002. Gross profit as a percentage of revenues decreased from 26.2% in Interim 2002 to 20.4% in Interim 2003. The decrease in gross profit from Interim 2002 to Interim 2003 is primarily attributable to increased competition, cost overruns on some contracts, and an increase of $2.8 million in insurance costs during Interim 2003. The decrease in gross profit as a percentage of revenues was due to increased competition, an increase in insurance costs and a decrease in equipment utilization.

     General and Administrative Expenses. General and administrative expenses were $20.6 million in Interim 2003 compared to $21.6 million in Interim 2002. As a percent of revenues, general and administrative expenses were 17.4% in Interim 2003 compared to 18.4% in Interim 2002. The decrease in general and administrative expenses as a percentage of revenues during Interim 2003 is primarily attributable to decreases of $1.1 million in incentive compensation, $0.4 million in payroll and related expenses and $0.5 million in goodwill amortization partially offset by a $0.6 million increase in insurance costs and a $0.4 million increase in bad debt expense.

     Interest Expense. Interest expense was $10.6 million in Interim 2003 compared to interest expense of $10.7 million in Interim 2002. The decrease in interest expense is attributable to lower interest rates and decreased borrowing during Interim 2003.

     Income Tax Benefit. The Company recorded an income tax benefit of $2.1 million, or 36% of loss before income taxes in Interim 2003, compared to an income tax benefit of $0.3 million, or 41% of loss before income taxes in Interim 2002. The increase in the income tax benefit is attributable to a higher loss before income tax in Interim 2003.

     Three months Ended March 31, 2003 Compared to Three months Ended March 31, 2002

     Revenues. Revenues for the three months ended March 31, 2003 (“Interim 2003”) were $29.9 million, a decrease of $0.2 million or 0.5% over the three months ended March 31, 2002 (“Interim 2002”). Contract revenues increased $0.4 million and Operated Equipment Rental Services decreased $0.5 million in Interim 2003 compared to Interim 2002.

     Gross Profit. Gross profit totaled $4.4 million in Interim 2003, a decrease of $1.6 million or 26.7% from Interim 2002. Gross profit as a percentage of revenues decreased to 14.9% in Interim 2003 from 20.1% in Interim 2002. The decrease in gross profit is primarily attributable to increased insurance costs, which increased by $1.0 million during Interim 2003, a decrease in equipment utilization and losses on some Contract Services work. The decrease in gross profit as a percentage of revenues was due primarily to increased insurance costs, increased competition and a decrease in equipment utilization.

     General and Administrative Expenses. General and administrative expenses were $6.6 million in both Interim 2002 and Interim 2003. As a percent of revenues, general and administrative expenses were 22.2% in Interim 2003 compared to 22.0% in Interim 2002. An increase in bad debt of $0.3 million and an increase in insurance costs of $0.1 million was offset by lower wages of $0.2 million and lower amortization costs of $0.2 million.

     Interest Expense. Interest expense was $3.4 million in both Interim 2002 and Interim 2003.

     Income Tax Benefit. The Company recorded an income tax benefit of $1.9 million, or 36.0% of loss before income taxes in Interim 2003 compared to an income tax benefit of $1.5 million, or 41.0% of loss before income taxes in Interim 2002. The increase in tax benefit is attributable to a higher loss before income tax in Interim 2003.

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

SUMMARY CASH FLOW DATA (000's) FOR THE NINE MONTHS ENDED MARCH 31,	2002	2003

Cash and cash equivalents	$3,117	$4,027

Net cash provided by (used in):

Operating activities	12,983	9,486

Investing activities	(10,422)	(2,707)

Financing activities	(474)	(8,957)

Capital expenditures	(7,235)	(3,214)

     Cash provided by operating activities decreased to $9.5 million in Interim 2003 from $13.0 million in Interim 2002, a decrease of $3.5 million. Net loss increased $3.3 million from a $0.5 million loss in Interim 2002 to a $3.8 million loss in Interim 2003. In Interim 2003, the Company’s net loss and depreciation plus a decrease in receivables offset by a decrease in trade accounts payable and accrued liabilities resulted in $9.5 million in net cash provided by operating activities. In Interim 2002, the Company’s net earnings and depreciation plus a decrease in receivables offset by a reduction in accounts payable and accrued liabilities and a reduction in billings in excess of costs and estimated earnings on uncompleted contracts resulted in $13.0 million in net cash provided from operating activities.

     Net cash used in investing activities decreased $7.7 million to $2.7 million in Interim 2003 from $10.4 million in Interim 2002. The reduction in net cash used in investing activities is attributable to a decrease in capital expenditures of $4.0 million and a decrease in the acquisition of assets of $3.5 million.

     Management estimates that the Company’s annual capital expenditures will be approximately $5.0 million for fiscal 2003.

     Net cash used in financing activities in Interim 2003 was a net use of $9.0 million as compared to a net use of $0.5 million in Interim 2002. In Interim 2003 and Interin 2002 the Company’s financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft.

     Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the recapitalization in 1998, however, the Company has substantial indebtedness and debt service obligations. As of March 31, 2003, the Company and its subsidiaries had approximately $123.0 million of total indebtedness outstanding (including the Notes) plus outstanding letters of credit of $8.8 million and a stockholders’ deficit of approximately $72.8 million. As of March 31, 2003, approximately $11.3 million of additional borrowing was available under the Company’s New Credit Facility.

     Under a Credit Agreement with its lenders, the Company is required to be in compliance with certain covenants and ratios. As of March 31, 2003, the Company was in violation and subsequently received a waiver for each of the following covenants/ratios: (1) Interest Coverage Ratio, (2) Leverage Ratio, and (3) Minimum Consolidated EBITDA (all covenants/ratios as defined in the Credit Agreement). The waiver requires the Company’s aggregate debt under the Credit Facility not to exceed $30,173,000 and expires May 30, 2003. The Company is in the process of and anticipates refinancing the Credit Facility prior to May 30, 2003. In the event that the Credit Facility is not refinanced by May 30, 2003, the Company is required to pay an amount equal to 0.25% of the sum of the outstanding principal amount of its respective Term Loans and its Revolving Commitment.

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

     The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2003.

	Years Ended June 30,

								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(In thousands)
Fixed rate debt	$68	$2,027	$174	$100,012	$5	$166	$102,452	$63,952 (2)
Average interest rate	5.68%	3.12%	4.48%	12.00%	10.00%	10.00%	11.80%	11.69%
Variable rate LIBOR debt (1)	$1,684	$16,646	$791	$1,248	$165	$0	$20,534	$20,534
Weighted average current interest rate (1)								4.36%

(1)	The Company has different interest rate options for its variable rate debt.

(2)	The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

     Part II — Other Information

     Items 1-5 are not applicable

     Item 6. Exhibits and Reports on Form 8-K.

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	Penhall International Corp. /s/ John T. Sawyer

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

May 14, 2003

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

May 14, 2003

/s/ JEFFREY E. PLATT

Jeffrey E. Platt
Vice President-Finance and Chief Financial Officer (Principal Financial
Officer)