Form 10-K
period 2003-06-30
PENHALL INTERNATIONAL CORP
filed 2003-09-29
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                 .

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

None

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF SEPTEMBER 29, 2003

Common Stock, $.01 Par Value	986,552

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I
ITEM 1. BUSINESS	1
ITEM 2. PROPERTIES	7
ITEM 3. LEGAL PROCEEDINGS	8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	8
ITEM 6. SELECTED FINANCIAL DATA	9
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.	17
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	17
PART III
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	50
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	50
ITEM 11. EXECUTIVE COMPENSATION.	51
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	52
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	53
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES	53
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	54
SIGNATURES	57
EXHIBIT INDEX	58
EXHIBIT 12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

ii

PART I

ITEM 1. BUSINESS

GENERAL

     Penhall consists of Penhall International Corporation, an Arizona corporation, and a wholly owned subsidiary, Penhall Company, a California corporation. Penhall Company has three wholly owned subsidiaries, Penhall Investments, a California Corporation, Bob Mack Company, a California corporation, and Penhall Leasing, a California single member limited liability company (collectively Penhall International Corporation and the five subsidiaries are the “Company” or “Penhall”).

     Penhall was founded in 1957 and is one of the largest operated equipment rental providers in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators on an hourly or fixed-price quote basis (“Operated Equipment Rental Services”) to serve construction, industrial, manufacturing, governmental and residential customers. In addition, Penhall complements its Operated Equipment Rental Services by providing the same type of services on a fixed-price contract basis for long-term projects. Penhall employs over 800 skilled operators and has 710 units in its diverse operated equipment rental fleet, which includes a broad selection of equipment ranging from smaller items such as diamond abrasive saws and coring units, to large equipment such as backhoes, excavators, water trucks and concrete grinders. Penhall provides its services from 38 locations in 17 states, including Arizona, Colorado, Nevada, Texas, Georgia, North and South Carolina, Oregon, New York and Utah. Penhall has a diverse base of over 14,000 customers. With the exception of the California Department of Transportation, no one customer has accounted for more than 5% of its total revenue in any of the past five fiscal years. Penhall has a reputation for high quality service, which results in a high degree of customer loyalty, and management believes that a significant percent of its revenues are derived through repeat business from existing customers. Penhall has increased its revenues from $95.3 million in fiscal 1997 to $159.6 million in fiscal 2003 through 1) increased rental fleet utilization, 2) increasing its rental equipment fleet, 3) acquisitions, and 4) opening of new offices.

     Through its skilled operators and equipment rental fleet, Penhall performs new construction, rehabilitation and demolition services in connection with infrastructure projects. For short duration assignments, typically lasting from several hours to a few weeks, Penhall generally provides Operated Equipment Rental Services on an hourly or fixed-price quote basis. Services provided in this manner include specialized work such as highway and airport runway grooving and asphalt cutting, as well as demolition work such as concrete breaking, removal and recycling. For longer duration projects, which may last from a few days to several years, Penhall provides services on a fixed-price contractual basis. Services provided in this manner include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. A majority of fixed-price contract revenues are derived from long-term highway projects, which have an average contract length of approximately ten months. Penhall strives to maximize utilization of its operated equipment rental fleet and uses its fixed-price contract services to (i) market its Operated Equipment Rental Services, (ii) increase utilization of its operated equipment rental fleet and (iii) differentiate it from other equipment rental competitors. As part of a fixed-price contract project, Penhall is responsible for completion of an entire job or project, and typically employs its Operated Equipment Rental Services. On average, approximately 27% of Operated Equipment Rental Services revenues are generated from fixed-price contracts.

     The operated equipment rental industry is a specialized niche segment of the highly fragmented United States equipment rental industry. As of June 30, 2001, there were an estimated 17,000 equipment rental companies in the United States, and no single company represented more than 7% of total market revenues in 1999. Based on industry sources, it is estimated that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $24 billion in 2002. Management believes that the operated equipment rental industry has grown at a similar rate during this period. This represents a compound annual growth rate of approximately 11.5%, although in the past two years industry rental revenues decreased by about $2 billion. The recent downturn in industry revenues is a reflection of the significant slowdown in private non-residential construction activity, which declined 16% in 2002 according to Department of Commerce data as well as significantly lower state highway and bridge spending due to state budget deficits. The Company is particularly sensitive to changes in state highway and non-residential construction activity because these sectors have been principal users of the Company’s services. The long term growth of the equipment rental industry has been driven primarily by construction spending and continued outsourcing of equipment needs by construction and industrial companies. While customers traditionally have rented equipment for specific purposes such as supplementing capacity during peak periods and in connection with special projects, customers are increasingly looking to rental operators to provide an ongoing, comprehensive supply of equipment, enabling such customers to benefit from the economic advantages and convenience of rental.

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

     The aggregate consideration paid upon consummation of the Recapitalization Merger (the “Merger Consideration”) was approximately $136.2 million. Pursuant to the Merger Agreement, (i) certain management stockholders of PII (the “Existing Management Stockholders”) agreed to convert a portion of the common equity in the Company received by them pursuant to the Reorganization Merger into $8.7 million of common and preferred equity of the Surviving Corporation (the “Equity Rollover”), (ii) the National Christian Charitable Foundation, Inc., (Foundation), a foundation formed by the Company’s former majority shareholder received $10.0 million of preferred equity of the Surviving Corporation in lieu of $10.0 million of cash Merger Consideration otherwise payable to it in the Recapitalization Merger, and (iii) BRS and certain persons affiliated with Bruckmann, Rosser and Sherrill & Co., L.P., (BRS), (together with BRS, the “BRS Entities”) and the New Management Stockholders (consisting of certain existing management and certain new management shareholders) purchased $21.1 million and $0.2 million, respectively, of common and preferred equity of the Surviving Corporation (the “Equity Contribution” and, together with the Mergers, the Refinancing and the Equity Rollover, the “Recapitalization”). Following the consummation of the Recapitalization, the BRS Entities held approximately 62.5% of the Common stock, par value $.01 per share, of the Surviving Corporation (“Common stock”), 100.0% of the Series A Preferred stock, par value $.01 per share, of the Surviving Corporation (“Series A Preferred stock”) and 43.3% of the Series B Preferred stock, par value $.01 per share, of the Surviving Corporation (“Series B Preferred stock”), the Management Stockholders held approximately 37.5% of the Common stock and 38.6% of the Series B Preferred stock, the Foundation held 100% of the Senior Exchangeable Preferred stock and PII held approximately 18.1% of the Series B Preferred stock.

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

EQUIPMENT RENTAL FLEET

     Penhall owns and operates a well-maintained fleet of 710 units of operated equipment, including excavators, stompers, backhoes, compressors, “bobcats,” crushing equipment, saws, drills and grinding, asphalt milling, and grooving equipment. Penhall also carries state-of-the-art manually-operated and remote-controlled breakers, which provide access to contaminated, hazardous or limited access areas and which have been used for hazardous projects such as the demolition of decommissioned nuclear power plants. The Company employs skilled operators, including trainees, for each piece of equipment it operates. The following table is a summary of Penhall’s operated equipment rental fleet as of June 30, 2003:

DESCRIPTION	QUANTITY

Diamonds	359
Compressors	108
Excavators	24
Grinders	21
Backhoes	50
Bobcats	61
Tankers	26
Stompers	8
Loaders	2
Milling	17
Miscellaneous	34

Total Units	710

     In addition to its 710-unit operated equipment rental fleet, Penhall maintains an additional fleet of 36 tankers, 21 grinders, and 17 miscellaneous pieces of equipment, which are used exclusively on fixed-price contracts. Also, Penhall has an inventory of approximately 436 Bare Equipment Rentals, which are rented out on an hourly, daily, weekly or monthly basis without skilled operators. Bare Equipment Rentals include personnel lifts, forklifts, front-end loaders and light towers. Each Penhall location has its own shop and repair and maintenance staff that routinely maintains and repairs the equipment rental fleet.

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

     Specialty Services:

•	Cutting. Cutting is the use of diamond abrasive saws to cut concrete and asphalt. This service is frequently utilized in new construction to provide rectangular openings in walls or floors, and is generally more efficient than framing and forming the opening while the concrete is being poured. Flat sawing also is commonly used in modifying existing structures and road rehabilitation.

•	Coring. Coring is the use of rotary drills to create holes ranging from less than one inch to 42 inches in diameter. This service is most frequently utilized both in new construction and in retrofit of existing facilities to create spaces needed for installation of ventilation ducts, conduits, electrical and other cables, and mechanical passageways. Coring is also used in the Company’s earthquake retrofit projects.

•	Grinding. Grinding is the use of diamond abrasive grinders to mill away excess material as necessary to attain a uniform, level finish on flat surfaces, such as highways, airport runways and industrial floors. Grinding is also utilized as a maintenance process to extend the useful life of highways by evening the wear patterns caused by years of heavy traffic, to prevent cracking and subsequent failure of the surface.

•	Grooving. Grooving is the use of diamond abrasive groove cutting machines to provide safety grooving of flat services. This service is commonly provided in connection with the construction or modification of highways and airport runways and provides for better tire traction on these surfaces.

•	Sawing and Sealing. Sawing and sealing is the cutting of concrete and the introduction of high-strength epoxy cement and sealant into cracks or spaces to avoid water intrusion into the surface and to provide additional structural strength.

•	Asphalt Milling. Asphalt milling is the grinding of asphalt and concrete surfaces. This service uses equipment with carbide tools to change the elevation of existing roadways as part of highway rehabilitation projects. The work is performed using a fleet of various size machines, ranging from 200 horsepower, 48” wide machines to 800 horsepower, 8 1/2’ wide machines. This service may also involve road reclamation and asphalt recycling.

     Other Services:

•	Breaking. Breaking is the use of manually-operated or, in hostile environments, remotely-controlled high-energy hydraulic breaking equipment to remove concrete. This service was most visibly utilized by Penhall in the removal of large sections of the Nimitz Freeway in Oakland, California, following the 1989 earthquake, and in the removal of damaged freeway bridges and overpasses in southern California following the 1994 earthquake. Breaking equipment is more commonly used in less dramatic settings, such as interior renovation of industrial buildings to adapt them to a new use, and in removal of existing structures in preparation for redevelopment of the real estate. The Company has designed and used remotely-controlled breakers for modification and removal of facilities contaminated with radioactive material, such as nuclear power stations and development laboratories.

•	Clearing and Removal. Clearing and removal is the use of excavators and other heavy-duty equipment to remove broken concrete and other material from a site to a point of recycling or disposal.

•	Crushing and Recycling. Crushing and recycling is the use of specialized equipment to reduce the size of the material to a consistent specification, separating out the steel reinforcing material for sale as scrap, and providing an aggregate material suitable for use as construction fill material and roadbase material. Such recycling provides a valuable environmental benefit by conserving solid waste landfill space, and converting a waste into a usable product.

•	Compaction. Compaction is the preparation of subsoil base and fill material to a specification suitable for new construction on the site. Compaction services typically are provided together with removal services in the site preparation process for new construction or redevelopment

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

     Contract pricing utilizes the same equipment and services provided through its Operated Equipment Rental Services; however, these services involve longer duration assignments lasting from a few days to several years and may generate revenues of between $7,500 and $10,000,000. Services provided on this basis include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. Fixed-price contract projects typically use multiple types of equipment concurrently and require a Penhall supervisor to coordinate the safe and efficient function of Penhall’s workmen and equipment. For fixed-price contract projects, Penhall typically employs the use of its Operated Equipment Rental Services as well as outside rental equipment and sub-contractors. Although Penhall has obtained contractor’s licenses in 26 states (not including 24 states, which do not require licensing), it typically provides its services in the capacity of a subcontractor under prime or general contracts in approximately half of its fixed-price contract projects.

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

SALES AND MARKETING

     Penhall maintains a sales and estimating force of approximately 120 people, with at least two salespersons based at most of Penhall’s operating locations calling on both new and existing customers. These salespeople provide estimates and prepare bids for projects. Management believes that its fixed-price contract services serve as a unique marketing tool for its Operated Equipment Rental Services and help to increase the utilization of Penhall’s operated equipment rental fleet. Penhall also regularly participates in industry trade shows and conferences, and advertises in trade journals.

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

CUSTOMERS

     Most of Penhall’s customers consist of highway, airport and building general contractors and subcontractors, and Federal, state and municipal agencies in various construction, industrial, manufacturing, governmental and residential markets. Some of Penhall’s major customers include the Mississippi Department of Transportation, Granite Construction, All American Asphalt, and Denver International Airport. During fiscal 2003, Penhall served over 14,000 customers and no one customer accounted for more than 3% of Penhall’s revenues. Management believes that a significant percent of Penhall’s revenues represented repeat business from existing customers.

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

LABOR RELATIONS

     As of June 30, 2003 Penhall Company had approximately 1,300 full-time employees. The Company also hires, on an as-needed basis, equipment operators when work in progress necessitates additional personnel.

     Approximately, 750 of Penhall’s employees are represented by various labor unions. The Company’s unionized work force is divided into approximately 30 certified or lawfully recognized bargaining units.

     With the exception of two agreements, all agreements expiring during Fiscal 2003 have been renewed or extended. The two pending agreements represent approximately 11 employees. It is anticipated that both agreements will be renewed without any disruption to operations. There are six agreements expiring during fiscal 2004, all at the very end of the fiscal year. No discussions have begun on those agreements. There is no reason to believe that any expiration will have a material effect on Fiscal 2004 operations. There are currently no unfair labor practice charges pending against Penhall either before the National Labor Relations’ Board or the courts.

ITEM 2. PROPERTIES

     Penhall is headquartered in Anaheim, California. As of June 30, 2003 Penhall owned or leased 38 facilities which are used for equipment yards and accompanying office space. The following table sets forth the location and square footage of each of such facilities.

APPROX.
SQUARE
LOCATION	FEET

Anaheim, California	18,300
Gardena, California	3,850
Camarillo, California	3,600
San Leandro, California	6,000
Sacramento, California	8,000
San Diego, California	5,600
Riverside, California (1)	9,000
Santa Clara, California (1)	9,950
Irvine, California (1)	9,500
Bakersfield, California (1)	4,000
Burbank, California	6,200
Phoenix, Arizona	12,900
Austin, Texas	6,100
Grapevine, Texas (1)	11,000
Denver, Colorado	15,100
Austell, Georgia (1)	8,000
Las Vegas, Nevada	11,000
Portland, Oregon (1)	24,000
Salt Lake City, Utah (1)	10,500
Rogers, Minnesota (1)	11,000
Birmingham, Alabama (1)	2,000
Golden Valley, Minnesota (1)	11,000
Superior, Wisconsin (1)	4,000
Morrisville, North Carolina (1)	15,000
Charlotte, North Carolina (1)	6,000
Greensboro, North Carolina (1)	5,184
Wilmington, North Carolina (1)	1,000
Greenville, South Carolina (1)	3,500
Columbia, South Carolina (1)	3,500
Charleston, South Carolina (1)	5,000
Buffalo, New York (1)	3,000
Kansas City, Missouri (1)	6,000
Seattle, Washington (1)	2,000
Fresno, California (1)	4,500
Richmond, Virginia (1)	1,000
Reno, Nevada (1)	800
Tucson, Arizona (1)	1,500
Visalia, California (1)	13,600

     (1)  Leased property.

     Penhall presently leases 27 sites in 16 states (collectively, the “Leased Sites”). The average remaining term of the leases under which the Leased Sites are held (collectively, the “Real Property Leases”) is approximately 5 years (assuming the exercise of all option periods). The Real Property Leases for the following four Leased sites have remaining terms of less than three years: (i) Santa Clara, California — October 31, 2005, (ii) Buffalo, New York — November 30, 2003, (iii) Seattle, Washington — July 31, 2004, (iv) Riverside, California — June 30, 2005,

(v) Columbia, South Carolina — month to month, (vi) Fresno, California – June 30, 2004, (vii) Tucson, Arizona – July 31, 2004, and (viii) Greenville, South Carolina — month to month.

ITEM 3. LEGAL PROCEEDINGS

     Penhall is from time to time involved in legal proceedings arising in the ordinary course of business. Penhall believes there is no outstanding litigation, which could have a material impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company did not pay any dividends in fiscal 2002 or 2003. The Indenture contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, create liens, make certain asset dispositions and merge or consolidate with, or transfer substantially all of its assets to another person, or engage in certain change of control transactions. As part of the Recapitalization, the Issuer issued the Existing Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. In December 1998, the Company filed a registration statement and the Existing Notes were exchanged for registered notes. As part of the Recapitalization, the Company became the successor obligor under the Existing Notes. See “Business — the Reorganization”.

ITEM 6. SELECTED FINANCIAL DATA

FISCAL YEAR ENDED JUNE 30,

1999	2000	2001	2002	2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$143,446	$173,060	$175,769	$161,242	$159,617
Cost of revenues	101,389	119,854	124,408	122,418	128,048

Gross profit	42,057	53,206	51,361	38,824	31,569
General and administrative expenses	32,570	28,474	28,347	28,364	27,935
Reorganization expenses	3,501	43	—	—	—
Other operating income	1,121	1,228	1,408	1,360	1,360

Earnings before interest expense and income taxes	7,107	25,917	24,422	11,820	4,994
Interest expense	14,334	15,591	15,263	14,293	14,355

Earnings (loss) before income taxes	(7,227)	10,326	9,159	(2,473)	(9,361)
Income tax expense (benefit)	(1,388)	4,376	3,900	(856)	(3,441)

Net earnings (loss)	(5,839)	5,950	5,259	(1,617)	(5,920)
Accretion of preferred stock to redemption value	(2,304)	(2,854)	(3,207)	(3,615)	(4,074)
Accrual of cumulative dividends on preferred stock	(2,323)	(2,946)	(3,263)	(3,794)	(4,325)

Net earnings (loss) available to common stockholders	$(10,466)	$150	$(1,211)	$(9,026)	$(14,319)

EARNINGS (LOSS) PER SHARE:
Basic and diluted	(8.16)	.15	(1.22)	(9.16)	(14.52)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,282,996	1,000,953	995,747	985,345	986,406
OTHER DATA:
Adjusted EBITDA (1)	31,129	40,481	40,676	29,005	21,727
Adjusted EBITDA margin (2)	21.7%	23.4%	23.1%	18.0%	13.6%
Net cash provided by (used in) operating activities	(487)	20,282	15,732	17,609	12,649
Net cash used in investing activities	(21,188)	(17,228)	(17,697)	(12,482)	(2,958)
Net cash provided by (used in) financing activities	24,526	(4,030)	886	48	(15,712)
Depreciation and amortization	11,652	14,521	16,254	17,185	16,733
Capital expenditures	14,456	18,093	18,469	9,495	4,222
Units of operated equipment rentals at end of period	623	664	747	761	710
Number of locations at end of period	32	31	37	38	38
Ratio of earnings to fixed charges (3)	—	1.6	x	1.6	x	—	—
CONSOLIDATED BALANCE SHEET DATA AT PERIOD END:
Total assets	114,163	122,162	126,962	132,915	112,473
Long-term obligations, including current maturities	131,324	125,235	125,208	128,970	117,395
Stockholders’ deficit	(66,965)	(62,787)	(61,075)	(65,990)	(75,944)

(1)	Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude stock-related compensation expense, reorganization costs and other compensation (for discussion of the Company’s stock-related compensation expense and reorganization costs and other compensation, see notes 8 and 1, respectively, to the Company’s consolidated financial statements). Adjusted EBITDA is presented because Management believes it provides useful information regarding a company’s ability to incur and/or service debt. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company’s profitability or liquidity.

     The following chart depicts the reconciliation of Net cash provided by (used) in operating activities to Adjusted EBITDA:

	FISCAL YEAR ENDED JUNE 30,

	1999	2000	2001	2002	2003

Net cash provided by (used in) operating activities	$(487)	$20,282	$15,732	$17,609	$12,649
Interest expense less amortization of debt issuance costs	13,523	14,706	14,379	13,408	13,042
Current tax (expense) benefit	—	1,979	2,644	(120)	(2,093)
Provision for doubtful receivables	(282)	(340)	(146)	(340)	(767)
Gain on sale of assets	420	305	422	300	485
Net change in operating assets and liabilities, net of acquisitions	5,585	3,506	7,645	(1,852)	(1,589)
Stock related compensation expense	8,869	—	—	—	—
Reorganization costs	3,501	43	—	—	—

Adjusted EBITDA	$31,129	$40,481	$40,676	$29,005	$21,727

(2)	Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues.

(3)	For the purpose of computing the ratio of earnings to fixed charges, “earnings” consists of earnings before income taxes and fixed charges. “Fixed Charges” consist of interest expense, which includes amortization of debt issuance costs and the interest portion of the Company’s rent expense. Earnings were insufficient to cover fixed charges by $7,337,000, $2,473,000, and $9,361,000 for 1999, 2002, and 2003 respectively.

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

     Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall’s Operated Equipment Rental Services are provided primarily under hourly rentals, which are complemented by long-term fixed-price contracts. The following table shows the breakdown of the components of revenue for the periods indicated:

	FISCAL YEAR ENDED JUNE 30,

	2001		2002		2003

		% OF		% OF		% OF
	$	TOTAL	$	TOTAL	$	TOTAL

	(DOLLARS IN THOUSANDS)
Hourly Service Rentals	$126,068	71.7%	$118,058	73.2%	$115,844	72.6%
Long Term Service Contracts (1)	49,701	28.3%	43,184	26.8%	43,773	27.4%

Total Revenue	$175,769	100.0%	$161,242	100.0%	$159,617	100.0%

(1)	Excludes services performed by the operated equipment rental divisions on long-term contracts.

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

     Penhall invests in and maintains a large and versatile fleet of rental equipment ranging from relatively small items such as diamond abrasive saws and coring units to larger equipment, including backhoes, excavators, water trucks and concrete grinders. Used equipment is sometimes sold in the ordinary course of business, and gains on sales of assets, net are recognized in “Other Operating Income” in Penhall’s consolidated statements of operations. In fiscal 2001, 2002 and 2003, gains on sales of assets from such equipment sales were $422,000, $300,000 and $485,000, respectively.

     The following table shows the number of units in Penhall’s operated equipment rental fleet for the following periods:

	FISCAL YEAR ENDED JUNE 30,

	2001	2002	2003

Beginning of Period	664	747	761
# Units Purchased	135	60	12
# Units Disposed	(52)	(46)	(63)

End of Period	747	761	710

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term construction contracts, accounts receivable, goodwill, long-lived assets, self-insurance, contingencies and litigation. The Company bases its estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

Valuation of Long-Lived Assets and Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Prior to 2003, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assessed recoverability by determining whether the amortization of the goodwill balance over its remaining life would be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved. Amortization expense related to goodwill amounted to approximately $687,000 and $609,000 for the years ended June 30, 2001 and 2002, respectively.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective July 1, 2002, and accordingly, no amortization of goodwill was recorded in 2003. As a result of the transitional and annual goodwill impairment tests that were completed during fiscal 2003, it was determined there was no impairment of goodwill. The Company’s annual test will be performed in May of each year. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No. 142.

     We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Unanticipated competition; and

•	EBITDA relative to net book value

RESULTS OF OPERATIONS

Results of Operations

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

     Revenues. Revenues for Fiscal 2003 were $159.6 million compared to $161.2 million for the prior year, a decrease of $1.6 million or 1.0%. A $0.6 million increase in contract revenue (1.4% increase) was offset by a $2.2 million decrease in service revenues (a 1.9% decrease). The lower revenues is a reflection of the significant slowdown in private non-residential construction activity, which declined 16% in 2002 according to Department of Commerce data as well as significantly lower state highway and bridge spending due to deficits in many state budgets.

     Penhall operated through 38 locations in 17 states at June 30, 2002 and 2003. At June 30, 2003, Penhall’s operated rental fleet consisted of 710 units compared to 761 units at June 30, 2002, a decrease of 6.7%. A majority of the unit disposals in fiscal 2003 occurred during the later part of the fiscal year.

     Gross Profit. Gross profit totaled $31.6 million in Fiscal 2003, a decrease of $7.3 million or 18.7% from Fiscal 2002. Gross profit as a percentage of revenues decreased from 24.1% in Fiscal 2002 to 19.8% in Fiscal 2003. The decrease in gross profit from Fiscal 2002 to Fiscal 2003 is primarily attributable to increased competition, cost overruns on some contracts, and an increase of $1.7 million in insurance costs during Fiscal 2003. The decrease in gross profit as a percentage of revenues was due to increased competition, an increase in insurance costs, decrease in equipment utilization, and a change in the mix of work. Although the amount of Contract Revenue only increased $0.6 million during Fiscal 2003, the amount of subcontracted work and materials associated with the Contract Revenue increased by $5.9 million. Typically, the markup on subcontracted work and materials is significantly less than the markup on self performed work.

     General and Administrative Expenses. General and administrative expenses were $27.9 million in Fiscal 2003 compared to $28.4 million in Fiscal 2002. As a percent of revenues, general and administrative expenses were 17.5% in Fiscal 2003 compared to 17.6% in Fiscal 2002. The small decrease in general and administrative expenses as a percentage of revenues during Fiscal 2003 is primarily attributable to decreases of $0.4 million in incentive compensation, $0.5 million in payroll and related expenses, and $0.6 million in goodwill amortization partially offset by a $0.7 million increase in insurance costs and a $0.4 million increase in bad debt expense.

     Interest Expense. Interest expense was $14.4 million in Fiscal 2003 compared to interest expense of $14.3 million in Fiscal 2002. The increase in interest expense is attributable to a write-off of $0.3 million of debt issuance costs associated with the Credit Facility replaced by the The New Credit (as defined below) offset by lower interest rates and decreased borrowings during Fiscal 2003.

     Income Tax Benefit. The Company recorded an income tax benefit of $3.4 million, or 36.8% of loss before income taxes in Fiscal 2003, compared to an income tax benefit of $0.9 million, or 34.6% of loss before income taxes in Fiscal 2002. The increase in the income tax benefit is attributable to a higher loss before income tax in Fiscal 2003.

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

     General and Administrative Expenses. General and administrative expenses were $28.4 million in fiscal year 2002 compared to $28.3 million in fiscal year 2001, an increase of $0.1 million or 0%, which is primarily attributable to a $1.1 million decrease in wages, primarily incentive compensation, offset by operating increases mainly attributable to a full year of costs associated with new offices and additional partial year operating costs associated with the Bob Mack Company and Arizona Curb Cut acquisitions. As a percentage of revenues, general and administrative expenses were 17.6% in fiscal 2002 compared to 16.1% in fiscal 2001. The increase in general and administrative expenses as a percent of revenues occurred because many of these types of expenses remain somewhat constant, and do not increase or decrease in proportion to the increases or decreases in revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (“The New Credit”). The New Credit is a $50 million, three year asset based borrowing facility, consisting of a revolving credit facility (“New Revolver”) of up to $50 million with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate. In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company. As of June 30, 2003, total borrowing unused and available under The New Credit was $20.1 million.

Summary Cash Flow Data (000’s) for the periods ending June 30,

	2001	2002	2003

Cash and cash equivalents	$1,030	$6,205	$184
Net cash provided by (used in):
Operating activities	$15,732	$17,609	$12,649
Investing activities	$(17,697)	$(12,482)	$(2,958)
Financing activities	$886	$48	$(15,712)
Capital expenditures	$18,469	$9,495	$4,222

     In fiscal 2003, the Company’s net loss plus add backs of depreciation and amortization, amortization of debt issuance costs, provision for doubtful receivables and the gains on sales of assets, plus decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and accrued liabilities and the increase in insurance reserves were partially offset by increases in inventories and deferred taxes which resulted in net cash provided by operating activities of $12.6 million.

     In fiscal 2002, the Company’s net loss plus depreciation and amortization, a decrease in receivables and an increase in accounts payable and accrued liabilities was partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts and an increase in deferred taxes which resulted in net cash provided by operating activities of $17.6 million.

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

     Management estimates that Penhall’s annual capital expenditures will be approximately $8.0 million for fiscal 2004, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

     Net cash used in investing activities during fiscal 2001, 2002 and 2003 was $17.7 million, $12.5 million and $3.0 million, respectively. Such cash was primarily used for capital expenditures of $18.5 million in fiscal 2001, $9.5 million in fiscal 2002, and $4.2 million in fiscal 2003. In fiscal 2001, $0.5 million was used for the acquisition of Advance Concrete Sawing & Drilling, Inc. and H&P Sawing & Drilling. In fiscal 2002, $3.8 million was used for the acquisition of Bob Mack Company and Arizona Curb Cut. The Company had no acquisitions in fiscal 2003.

     Net cash provided by (used in) financing activities during fiscal 2001, 2002 and 2003 was $0.9 million, $0.0 million and ($15.7) million respectively.

     Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 2003, the Company and its subsidiaries had $117.4 million of total indebtedness outstanding (including the Notes) and a stockholders’ deficit of $75.9 million. As of June 30, 2003 approximately $20.1 million of additional borrowing was available under The New Credit.

     From August 1, 2002 through October 25, 2002, the Company repurchased capital stock of the Company from four former employees for aggregate consideration of $35,000. The Company’s Indenture dated as of August 1, 1998 (the “Indenture”) with United States Trust Company, as Trustee (the “Trustee”), permits repurchases of capital stock from former employees in annual amounts up to $1,000,000 and up to $5,000,000 in aggregate over the life of the Indenture; provided that, at the time of any such repurchase, the Company must be able to incur additional indebtedness under the Indenture’s fixed charge coverage ratio. At the time of the repurchases described above, the Company was not able to incur additional indebtedness under the Indenture’s fixed charge coverage ratio, and accordingly such repurchases were not permitted by the Indenture. The Company has informed the Trustee of such repurchases. In the event that the Company receives, in accordance with the Indenture, written notice of such default from either the Trustee or Holders of at least 25% of the outstanding principal amount of the Notes, the Company has thirty days to remedy the matter and will seek either to cure such default or to obtain a waiver of such default in accordance with the Indenture. Neither the Trustee nor any of the Note Holders have indicated their intent to notify the Company of default and the Company does not believe that written notice of such default will be forthcoming.

NEW ACCOUNTING PRONOUNCEMENTS

     On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted this statement July 1, 2002. The adoption of SFAS No. 143 has not had a material impact on the Company’s financial position or results from operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company adopted this statement July 1, 2002. This standard has not had a material impact on the Company’s financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company adopted this statement July 1, 2002 . This standard has not had a material impact on its financial position or its results of operations.

     On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Adoption of SFAS 146 has not had a material impact on the Company’s financial position or results from operations.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company did not have any guarantees subject to FIN 45 at June 30, 2003, and has applied the provisions of FIN No. 45 prospectively to guarantees subject to FIN 45 made after December 31, 2002.

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

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies when variable interest entities are consolidated by business enterprises where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or, where equity investors lack certain characteristics of a controlling financial interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any investments in any variable interest entities at June 30, 2003 and has applied the provisions of FIN No. 46 prospectively to investments in variable interest entities made after February 1, 2003.

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003, the Company’s fiscal 2005. We do not expect the adoption of this pronouncement to have a material impact on our financial position, results of its operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to interest rate changes primarily as a result of its notes payable, including the Term Loan and Revolving Loan (which have been replaced by The New Revolver), and Senior Notes which are used to maintain liquidity and fund capital expenditures and expansion of the Company’s operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the New Revolver. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     There are no derivative transactions during the years ended June 30, 2002 and 2003.

At June 30, 2003, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,

						THERE
	2004	2005	2006	2007	2008	AFTER	TOTAL	FAIR VALUE

	(IN THOUSANDS)
Fixed rate debt	$2,551	$176	$12	$100,005	$5	$161	$102,910	$80,910
Average interest rate							11.75%
Variable rate LIBOR debt (1)	0	0	14,485	0	0	0	14,485	14,485
Weighted average current interest rate (1)							4.84%

At June 30, 2002, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,

						THERE
	2003	2004	2005	2006	2007	AFTER	TOTAL	FAIR VALUE

	(IN THOUSANDS)
Fixed rate debt	$3,217	$2,518	$739	$1,035	$100,005	$166	$107,680	$102,680
Average interest rate							11.30%
Variable rate LIBOR debt (1)	6,000	15,290	0	0	0	0	21,290	21,290
Weighted average current interest rate (1)							4.11%

(1)	The Company has different interest rate options for its variable rate debt. See note 5 in the consolidated financial statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company filed as part of this report on Form 10-K are listed in Item 14(a).

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Penhall International Corp. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Penhall International Corp. and subsidiaries (“the Company”) as of June 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penhall International Corp. and subsidiaries as of June 30, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

September 12, 2003
Orange County, California

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2002	2003

ASSETS (note 5)
Current assets:
Cash and cash equivalents	$6,205,000	$184,000

Receivables:
Contract and trade receivables	31,361,000	29,105,000
Contract retentions, due upon completion and acceptance of work (note 2)	4,756,000	4,105,000
Income taxes	1,990,000	2,648,000

	38,107,000	35,858,000
Less allowance for doubtful receivables (note 2)	1,421,000	1,592,000

Net receivables	36,686,000	34,266,000

Costs and estimated earnings in excess of billings on uncompleted contracts (note 11)	2,514,000	1,704,000
Deferred tax assets (note 6)	3,133,000	3,363,000
Inventories	1,895,000	2,362,000
Prepaid expenses and other current assets	2,375,000	3,638,000

Total current assets	52,808,000	45,517,000

Property, plant and equipment, at cost:
Land	5,004,000	5,004,000
Buildings and leasehold improvements	8,822,000	8,793,000
Construction and other equipment	121,890,000	117,860,000

	135,716,000	131,657,000
Less accumulated depreciation and amortization	69,449,000	78,256,000

Net property, plant and equipment	66,267,000	53,401,000
Goodwill	9,053,000	9,053,000
Debt issuance costs net of accumulated amortization of $3,465,000 and $4,778,000, respectively (note 5)	3,177,000	3,316,000
Other assets, net (note 3)	1,610,000	1,186,000

	$132,915,000	$112,473,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF JUNE 30,

	2002	2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt (note 5)	$9,217,000	$2,551,000
Trade accounts payable	9,726,000	7,953,000
Accrued liabilities (note 4)	13,986,000	12,378,000
Billings in excess of costs and estimated earnings on uncompleted contracts (note 11)	680,000	831,000

Total current liabilities	33,609,000	23,713,000

Long-term debt, excluding current installments (note 5)	19,753,000	14,844,000
Long-term portion of insurance reserve	3,797,000	5,158,000
Senior Notes (note 5)	100,000,000	100,000,000
Deferred tax liabilities (note 6)	9,339,000	8,221,000
Senior Exchangeable Preferred stock, redemption value $15,075,000 and $16,744,000 at June 30, 2002 and 2003, respectively. Authorized, issued and outstanding 10,000 shares (note 9)	15,075,000	16,744,000
Series A Preferred stock, redemption value $17,332,000 and $19,737,000 at June 30, 2002 and 2003, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares (note 9)	17,332,000	19,737,000
Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,791 and 18,798 shares at June 30, 2002 and June 30, 2003, respectively (note 9)	31,200,000	35,546,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,127 and 1,021,870 at June 30, 2002 and June 30, 2003, respectively	10,000	10,000
Additional paid-in capital	2,044,000	2,082,000
Treasury stock, at cost, 34,796 and 35,318 common shares at June 30, 2002 and June 30, 2003, respectively	(317,000)	(336,000)
Accumulated deficit	(98,927,000)	(113,246,000)

Total stockholders’ deficit	(65,990,000)	(75,944,000)
Commitments and contingencies (notes 7, 8 and 10)
	$132,915,000	$112,473,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2001	2002	2003

Revenues	$175,769,000	$161,242,000	$159,617,000
Cost of revenues	124,408,000	122,418,000	128,048,000

Gross profit	51,361,000	38,824,000	31,569,000
General and administrative expenses (note 8)	28,347,000	28,364,000	27,935,000
Other operating income	1,408,000	1,360,000	1,360,000

Earnings before interest expense and income taxes	24,422,000	11,820,000	4,994,000
Interest expense	15,263,000	14,293,000	14,355,000

Earnings (loss) before income taxes	9,159,000	(2,473.000)	(9,361,000)
Income tax expense (benefit) (note 6)	3,900,000	(856,000)	(3,441,000)

Net earnings (loss)	5,259,000	(1,617,000)	(5,920,000)
Accretion of preferred stock to redemption value	(3,207,000)	(3,615,000)	(4,074,000)
Accrual of cumulative dividends on preferred stock	(3,263,000)	(3,794,000)	(4,325,000)

Net loss available to common stockholders	$(1,211,000)	$(9,026,000)	$(14,319,000)

Loss per share basic and diluted	$(1.22)	$(9.16)	$(14.52)
Weighted average number of shares outstanding basic and diluted	995,747	985,345	986,406

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003

	SERIES B PREFERRED STOCK		COMMON STOCK

					ADDITIONAL
	SHARES		SHARES		PAID-IN
	OUTSTANDING	AMOUNT	OUTSTANDING	AMOUNT	CAPITAL

Balance at June 30, 2000	19,052	$24,385,000	1,012,513	$10,000	$1,522,000
Shares issued	146	186,000	4,967	—	309,000
Accretion of redeemable preferred stock	—	—	—	—	—
Accrual of cumulative dividends	—	3,263,000	—	—	—
Repurchase of shares	(497)	(561,000)	—	—	—
Net earnings	—		—	—	—

Balance at June 30, 2001	18,701	$27,273,000	1,017,480	$10,000	$1,831,000
Shares issued	108	158,000	3,647	—	213,000
Accretion of redeemable preferred stock	—	—	—	—	—
Accrual of cumulative dividends	—	3,794,000	—	—	—
Repurchase of shares	(18)	(25,000)	—	—	—
Net loss	—	—	—	—	—

Balance at June 30, 2002	18,791	$31,200,000	1,021,127	$10,000	$2,044,000
Shares issued	22	37,000	743	—	38,000
Accretion of redeemable preferred stock	—	—	—	—	—
Accrual of cumulative dividends	—	4,325,000	—	—	—
Repurchase of shares	(15)	(16,000)	—	—	—
Net loss	—	—	—	—	—

Balance at June 30, 2003	18,798	$35,546,000	1,021,870	$10,000	$2,082,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	TREASURY STOCK

				TOTAL
	SHARES		ACCUMULATED	STOCKHOLDERS'
	OUTSTANDING	AMOUNT	DEFICIT	DEFICIT

Balance at June 30, 2000	(6,014)	(14,000)	$(88,690,000)	(62,787,000)
Shares issued	—	—	—	495,000
Accretion of redeemable preferred stock	—	—	(3,207,000)	(3,207,000)
Accrual of cumulative dividends	—	—	(3,263,000)	—
Repurchase of shares	(28,159)	(274,000)	—	(835,000)
Net earnings	—	—	5,259,000	5,259,000

Balance at June 30, 2001	(34,173)	(288,000)	$(89,901,000)	(61,075,000)
Shares issued	—	—	—	371,000
Accretion of redeemable preferred stock	—	—	(3,615,000)	(3,615,000)
Accrual of cumulative dividends	—	—	(3,794,000)	—
Repurchase of shares	(623)	(29,000)	—	(54,000)
Net loss	—	—	(1,617,000)	(1,617,000)

Balance at June 30, 2002	(34,796)	(317,000)	$(98,927,000)	(65,990,000)
Shares issued	—	—	—	75,000
Accretion of redeemable preferred stock	—	—	(4,074,000)	(4,074,000)
Accrual of cumulative dividends	—	—	(4,325,000)	—
Repurchase of shares	(522)	(19,000)	—	(35,000)
Net loss	—	—	(5,920,000)	(5,920,000)

Balance at June 30, 2003	(35,318)	$(336,000)	$(113,246,000)	$(75,944,000)

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,

	2001	2002	2003

Cash flows from operating activities:
Net earnings (loss)	$5,259,000	$(1,617,000)	$(5,920,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	16,254,000	17,185,000	16,733,000
Amortization of debt issuance costs	884,000	885,000	1,313,000
Provision for doubtful receivables	146,000	340,000	767,000
Provision for (benefit from) deferred income taxes	1,256,000	(736,000)	(1,348,000)
Gains on sale of assets, net	(422,000)	(300,000)	(485,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(4,111,000)	2,880,000	1,653,000
Inventories, prepaid expenses and current assets	(1,074,000)	(372,000)	(1,730,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,270,000	(658,000)	810,000
Trade accounts payable, accrued liabilities and insurance reserves	(3,783,000)	1,010,000	705,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(947,000)	(1,008,000)	151,000

Net cash provided by operating activities	15,732,000	17,609,000	12,649,000

Cash flows from investing activities:
Proceeds from sale of assets	1,292,000	832,000	1,264,000
Capital expenditures	(18,469,000)	(9,495,000)	(4,222,000)
Acquisition of companies, net of cash acquired	(520,000)	(3,819,000)	—

Net cash used in investing activities	(17,697,000)	(12,482,000)	(2,958,000)

Cash flows from financing activities:
Borrowings under long-term debt	71,824,000	85,823,000	105,320,000
Repayments of long-term debt	(73,803,000)	(86,288,000)	(116,895,000)
Book overdraft	2,891,000	196,000	(2,725,000)
Debt issuance costs	—	—	(1,452,000)
Proceeds from issuance of common stock	309,000	213,000	38,000
Repurchase of common stock and Series B preferred stock	(521,000)	(54,000)	(35,000)
Issuance of Series B preferred stock	186,000	158,000	37,000

Net cash provided by (used in) financing activities	886,000	48,000	(15,712,000)

Net change in cash and cash equivalents	(1,079,000)	5,175,000	(6,021,000)
Cash and cash equivalents at beginning of year	2,109,000	1,030,000	6,205,000

Cash and cash equivalents at end of year	$1,030,000	$6,205,000	$184,000

See note 15 for supplementary cash flow information.

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

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

     Penhall International Corp. and its wholly-owned subsidiaries, Penhall Rental Corp. and Penhall Company (collectively, “the Company” or “Penhall”) serves customers in the industrial, construction, governmental, and residential markets, primarily through the performance of new construction, rehabilitation, and demolition services in connection with infrastructure projects. The Company’s revenues are generated through equipment rentals, both short-term and longer term under fixed price agreements. The length of the fixed price agreements (contracts) varies, but typically range from one to twelve months. In accordance with the operating cycle concept, the Company classifies all contract-related assets and liabilities as current items. The Company’s base of operations includes among others, the states of California, Arizona, Colorado, Nevada, Texas, Georgia, North Carolina, South Carolina and Utah. Additionally, through its purchase in April of 1998 of Highway Services, Inc., the Company’s operations were expanded to include the mid-western states of the United States and some provinces of Canada. The Company’s operations are primarily conducted through Penhall International Corp. and its wholly owned subsidiary, Penhall Company. Penhall Rental Corp. was dissolved and merged into Penhall International Corp. effective July 1, 2002.

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

REVENUE RECOGNITION ON LONG-TERM CONSTRUCTION CONTRACTS

     Income from construction operations is recorded using the percentage-of-completion method of accounting. The Company has two types of contracts. The first type of contract is fixed unit in which the percentage of completion is determined based on the units completed as a percentage of estimated total units. The second type of contract is lump sum in which the percentage of completion is determined based on costs to date as compared to total estimated costs at completion. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract. For long-term contracts, which extend beyond fiscal year ends, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which facts requiring the revision become known. All remaining revenue and costs are recognized as work is performed.

     Contract costs include all direct material, equipment rentals, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools, supplies, repairs and depreciation. General and administrative costs are charged to expense as incurred.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2002 and 2003, cash equivalents were $4.7 million and $0, respectively. Included in the cash balance at June 30, 2003 is $0.2 million that is restricted.

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

GOODWILL

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Prior to 2003, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assessed recoverability by determining whether the amortization of the goodwill balance over its remaining life would be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved. Amortization expense related to goodwill amounted to approximately $687,000 and $609,000 for the years ended June 30, 2001 and 2002, respectively.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective July 1, 2002, and accordingly, no amortization of goodwill was recorded in 2003. As a result of the transitional and annual goodwill impairment tests that were completed during fiscal 2003, it was determined there was no impairment of goodwill. The Company’s annual test will be performed in May of each year. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No. 142.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

     The following is a reconciliation of net loss and loss per share between the amounts reported for the years ended June 30, 2001, 2002 and 2003 and the adjusted amounts reflecting these new accounting rules:

	2001	2002	2003

Net loss:
Reported loss available to common stockholders	$(1,211,000)	$(9,026,000)	$(14,319,000)
Add back: Goodwill amortization (net of income taxes)	394,000	399,000	—

Adjusted net loss available to common stockholders	(817,000)	(8,627,000)	(14,319,000)
Basic and diluted loss per share:
Reported basic and diluted loss per share	(1.22)	(9.16)	(14.52)
Add back: Goodwill amortization (net of income taxes)	.40	.40	—

Adjusted basic and diluted loss per share	(0.82)	(8.76)	(14.52)

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

SELF-INSURANCE

     Effective May 2001, the Company increased its third-party insurance deductible to $250,000 per occurrence. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general and vehicle liability. Losses are accrued based upon the accumulation of estimates for reported losses and includes a provision, based on past experience and using actuarial assumptions, for losses incurred but not reported. The method of determining such estimates and establishing the resulting reserves is continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operations. As of June 30, 2002 and June 30, 2003, the Company had recorded a discounted accrued liability for self-insurance of $5,071,000 and $6,726,000, of which $1,274,000 and $1,569,000 are current and included in accrued expenses at June 30, 2002 and 2003, respectively. The discount rate utilized was 5% and 4% for the years ended June 30, 2002 and 2003, respectively. The accrued liability on an undiscounted basis was $5,675,000 and $7,339,000 at June 30, 2002 and 2003, respectively. Management believes that the accrual is adequate to cover the losses incurred to date; however, this accrual is based on estimates and the ultimate liability may be more or less than the amount provided.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

STOCK-BASED COMPENSATION

     The Company observes the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) by continuing to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” requiring annual and quarterly SFAS No. 123 pro forma disclosure.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

		Years ended June 30,
	2001	2002	2003

Net loss available to common stockholders as reported	$(1,211,000)	$(9,026,000)	$(14,319,000)
Add:
Stock-based compensation expense included in reported net income available to common stockholders, net of related tax effects	$—	$—	$—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$—	$(16,000)	$(20,000)

Proforma net loss available to common stockholders	$(1,211,000)	$(9,042,000)	$(14,339,000)

Basic and diluted loss per share as reported	$(1.22)	$(9.16)	$(14.52)
Proforma basic and diluted loss per share	$(1.22)	$(9.18)	$(14.54)

At the grant date, the weighted average fair value of options granted was $58.51, this was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.1%, dividend rate of 0% and an expected life of 10 years.

LOSS PER SHARE

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted per share by application of the treasury stock method. For the year ended June 30, 2001 diluted loss per share is the same as basic loss per share as there are no assumed potential dilutive securities. During the years ended June 30, 2002 and 2003, diluted loss per share is the same as basic loss per share as options to purchase 9,260 and 9,125 shares of common stock were not included in the computation of diluted loss per share for the years ended June 2002 and 2003, respectively, as the effect would have been anti-dilutive.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

COMPREHENSIVE INCOME (LOSS)

     In 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which established new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) equals net income (loss) for each of the years in the three-year period ended June 30, 2003.

SEGMENT INFORMATION

     The Company’s only line of business is the rental of operator assisted equipment for use in infrastructure projects. This equipment is rented on an hourly basis (Services) and on a longer-term, fixed price basis (Contracts). In fiscal 2001, 2002, and 2003, approximately 72% to 73% of revenues were generated from Services, and approximately 28% to 27% of revenues were generated from Contracts. The Company does not account for, or manage, the hourly or fixed-price rentals in a separate manner. Over the past 3 fiscal years, approximately 28% to 27% of Services revenues have been generated from Contracts.

The Company has a non-operated assisted rental business (Bare Rentals). Bare Rentals were insignificant to the consolidated operations for each of the fiscal years ended June 30, 2001, 2002 and 2003.

RECLASSIFICATIONS

     Certain 2002 balances have been reclassified to conform to the presentation used in 2003.

(2) RECEIVABLES

     Contract receivables represent those amounts, which actually have been billed. Contract retentions are collectible upon completion or other milestones of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows:

	YEARS ENDED JUNE 30,

	2002	2003

Years ending June 30:
2003	$3,805,000	$—
2004	594,000	3,284,000
2005	357,000	513,000
2006	—	308,000

	$4,756,000	$4,105,000

Transactions in the allowance for doubtful receivables are summarized as follows:

	YEARS ENDED JUNE 30,

	2001	2002	2003

Balance, beginning of year	$1,617,000	$1,763,000	$1,421,000
Provision for doubtful accounts	84,000	340,000	767,000
Accounts (charged off) collected	62,000	(682,000)	(596,000)

Balance, end of year	$1,763,000	$1,421,000	$1,592,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

(3) OTHER ASSETS:

     Other assets consist of the following:

	JUNE 30,	JUNE 30,
	2002	2003

Covenants not to compete	$2,947,000	$1,887,000
Accumulated amortization	(1,382,000)	(701,000)
Other	45,000	—

	$1,610,000	$1,186,000

     The covenants not to compete are amortized over the life of the agreements. Amortization expense related to the covenants not to compete amounted to $418,000, $286,000, and $376,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

4) ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

	JUNE 30,	JUNE 30,
	2002	2003

Union benefits	$675,000	$657,000
Accrued bonuses	1,577,000	423,000
Accrued interest	5,179,000	4,972,000
Accrued self insurance (current portion)	1,274,000	1,569,000
Accrued insurance	708,000	776,000
Accrued vacation	531,000	531,000
Accrued payroll	2,134,000	2,026,000
Non-compete agreements	1,284,000	909,000
Other	624,000	515,000

	$13,986,000	$12,378,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

(5) LONG-TERM DEBT AND SENIOR NOTES

Long-term Debt

     Long-term debt consists of the following:

	JUNE 30,	JUNE 30,
	2002	2003

Note payable to former officer and shareholder, bearing interest at 8.0% per annum; principal and interest paid monthly until October 2002;	$61,000	$—
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 10.0% per annum which resulted in a discount of $61,000; $300,000 due and paid September 30, 2002;	295,000	—
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.0% per annum which resulted in a discount of $51,000; payable $193,000 due and paid March 31, 2003;	181,000	—
Note payable secured by certain equipment, interest of 0%, imputed interest at 3.9% per annum which resulted in a discount of $24,000; payable $123,000 due December 31, 2003 and 2004;	346,000	237,000
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest payable $200,000 due March 1, 2004;	388,000	196,000
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest payable $1,500,000 due March 1, 2004;	2,908,000	1,473,000
Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company was able to elect to maintain the Revolving Loan as a Base Rate Loan, which accrued interest quarterly at 1.25% to 2.00% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and was payable quarterly, and/or convert into a Eurodollar Loan, which accrued interest at 2.25% to 3.00% (as defined) plus the Eurodollar Rate (as defined) and was payable on the last day of each elected interest period, which ranged from one to six months, as elected by the Company. The effective interest rate at June 30, 2002 was 4.59%. All unpaid principal and interest was paid in May 2003.	9,290,000	—
$20,000,000 Term Loan secured by certain assets of the Company; principal payments of $750,000 per quarter commencing September 15, 2000 through June 15, 2001, $1,250,000 per quarter through June 15, 2002, and $1,500,000 per quarter through June 15, 2004. The Company was able to elect to maintain the Term Loan as a Base Rate Loan, which accrued interest quarterly at 1.25% to 2.00% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrued interest at 2.25% to 3.00% (as defined) plus the Eurodollar Rate (as defined) and was payable on the last day of each elected interest period, which ranged from one to six months, as elected by the Company. The effective interest rate at June 30, 2002 was 3.67%. All unpaid principal and interest was paid in May 2003.	12,000,000	—
Revolving loan (“New Revolver”) in the maximum credit amount of $50,000,000 secured by certain assets of the company. The Company may elect to maintain the New Revolver as a Index Rate Loan, which accrues interest at 2.00% plus the higher of the Federal Funds Effective Rate (as defined) plus 50 basis points or the then current prime rate and is payable monthly, and/or convert into a Eurodollar Loan, which accrues interest at 3.50% plus the Eurodollar Rate (as defined) and is payable on the last day of each elected interest period, which shall range from one to six months, as elected by the Company. Unpaid principal and interest are due May 2006. The effective interest rate at June 30, 2003 was 4.84%.	—	14,485,000
Various capital leases and equipment financing agreements due through October 2005 with interest ranging from 0% to 9.6% per annum;	3,315,000	821,000
Other	186,000	183,000

	28,970,000	17,395,000
Less current installments of long-term debt	9,217,000	2,551,000

Long-term debt, excluding current installments	$19,753,000	$14,844,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

     The Term Loan, Revolving Loan, and Swingline Loan (the “Credit Facility”) contained certain financial and non-financial covenants, including working capital, net worth, and debt to equity ratios. The Company was also required to make defined prepayments in the event cash flows from operations exceed specified amounts, as defined. The Company was required to be in compliance with certain covenants and ratios or to request a waiver if not in compliance. The Company received a waiver for each of the following covenants and/or ratios as of June 30, 2002 and March 31, 2003: (1) Interest Coverage Ratio, (2) Leverage Ratio and (3) Minimum Consolidated EBITDA (all covenants/ratios as defined in the Credit Facility Agreement). No prepayments were required during the year 2002 or 2003. Additionally, under the terms of the Credit Facility, the Company had pledged all of the assets of its wholly owned subsidiaries as collateral. As part of the Revolving Loan, the Company had a Swingline Loan in the maximum credit amount of $2,500,000 secured by certain assets of the Company; interest accrued quarterly at 1.25% and 2.00% plus the higher of the Federal Funds Effective Rate (as defined) or then current prime rate and was payable in quarterly installments.

     As of May 22, 2003, the Company replaced the Credit Facility with a new credit facility (“The New Credit”). The New Credit is a $50 million, three year asset based borrowing facility, consisting of a $50 million revolving credit facility, the (“New Revolver”), with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate. In addition, borrowings under The New Credit are subject to certain covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The Company was in compliance with these covenants as of June 30, 2003. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts receivable, equipment, fixtures, cash, and other assets of the Company.

     As of June 30, 2003, the Company had unused and available amounts under The New Credit in the amount of $20.1 million.

     Annual maturities of long-term debt for the next five years are as follows:

JUNE 30

2004	$2,551,000
2005	176,000
2006	14,497,000
2007	5,000
2008	5,000
Thereafter	161,000

$17,395,000

     Senior Notes

     On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company’s option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants. From August 1, 2002 through October 25, 2002, the Company repurchased capital stock of the Company from four former employees for aggregate consideration of $35,000.

From August 1, 2002 through October 25, 2002, the Company repurchased capital stock of the Company from four former employees for aggregate consideration of $35,000. The Company’s Indenture dated as of August 1, 1998 (the “Indenture”) with United States Trust Company, as Trustee (the “Trustee”), permits repurchases of capital stock from former employees in annual amounts up to $1,000,000 and up to $5,000,000 in aggregate over the life of the Indenture; provided that, at the time of any such repurchase, the Company must be able to or incur additional indebtedness under the Indenture’s fixed charge coverage ratio. At the time of the repurchases described above, the Company was not able to incur additional indebtedness under the Indenture’s fixed charge coverage ratio, and accordingly such repurchases were not permitted by the Indenture. The Company has informed the Trustee of such repurchases. In the event that the Company receives, in accordance with the Indenture, written notice of such default from either the Trustee or Holders of at least 25% of the outstanding principal amount of the Notes, the Company has thirty days to remedy the matter and will seek either to cure such default or to obtain a waiver of such default in accordance with the Indenture. Neither the Trustee nor any of the Note Holders have indicated their intent to notify the Company of default and the Company does not believe that written notice of such default will be forthcoming.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

(6) INCOME TAXES

     Income tax expense (benefit) is comprised of the following components for each fiscal year ended June 30:

	YEAR ENDED JUNE 30,

	2001	2002	2003

Current tax expense (benefit):
Federal	$2,345,000	$(180,000)	$(2,131,000)
State	299,000	60,000	38,000

	2,644,000	(120,000)	(2,093,000)

Deferred tax expense (benefit):
Federal	490,000	(589,000)	(910,000)
State	766,000	(147,000)	(438,000)

	1,256,000	(736,000)	(1,348,000)

	$3,900,000	$(856,000)	$(3,441,000)

     As of June 30, 2002 and 2003, the Company has a current net deferred tax asset of $3,133,000 and $3,363,000, respectively, and a net non-current deferred tax liability of $9,339,000 and $8,221,000, respectively.

     Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	JUNE 30,	JUNE 30,
	2002	2003

Deferred tax assets:
Allowance for doubtful receivables	$571,000	$640,000
Accruals not currently deductible	2,536,000	2,723,000
Net operating loss carryforwards	26,000	726,000

Total deferred tax assets	3,133,000	4,089,000
Deferred tax liabilities — Depreciation and amortization	(9,339,000)	(8,947,000)

Net deferred tax liability	$(6,206,000)	$(4,858,000)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, therefore no valuation allowance has been recorded by the Company.

As of June 30, 2003, we had net operating loss carryforwards (after carrybacks) for federal and state income tax purposes of approximately $869,000 and $4,700,000, respectively. The federal carryfowards expire in 20 years beginning 2023, while the state carryforwards have varying expiration dates beginning in 2013. As of June 30, 2003 the Company had federal AMT credits totaling $176,000 that have no expiration date.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

     Deferred income tax expense (benefit) consists of the following:

	YEARS ENDED JUNE 30

	2001	2002	2003

Allowance for doubtful receivables	$(103,000)	$138,000	$(69,000)
Accruals not currently deductible and other	(166,000)	(916,000)	(187,000)
Depreciation and amortization	1,193,000	68,000	(392,000)
Net operating loss carryforwards	—	(26,000)	(700,000)

	$1,256,000	$(736,000)	$(1,348,000)

     Income tax expense (benefit) for each fiscal year ended June 30 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to earnings (loss) before income taxes as follows:

	YEARS ENDED JUNE 30

	2001	2002	2003

Computed “expected” tax expense (benefit)	$3,206,000	$(865,000)	$(3,276,000)
Increase (decrease) in taxes resulting from:
State income tax expense (benefit), net of Federal income tax benefit	692,000	(57,000)	(264,000)
Other, net	2,000	66,000	99,000

	$3,900,000	$(856,000)	$(3,441,000)

(7) EMPLOYEE RETIREMENT PLANS

     The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Contributions to such plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. Amounts contributed to these plans in fiscal 2001, 2002 and 2003 aggregated $3,035,000, $2,589,000 and $2,726,000 respectively. In the event of the Company’s partial or total withdrawal from such plans, it may be liable for its share of any unfunded vested benefits thereunder. The Company may also be assessed for its share of any unfunded vested benefits resulting from partial or total withdrawal from such plans and any non-payment by other employer participants. Less than 10% of the Company’s employees are covered by a collective bargaining agreement that will expire within one year.

     The Company sponsors a defined contribution 401(k) plan. Subject to certain terms and conditions of the plan, substantially all of the Company’s non-union employees are eligible to participate in the plan. The Company may, but is not required to, make matching contributions to the plan each year, which are allocated to each participant’s account in proportion to the amount that he or she has contributed to the plan during the applicable plan year. All Company and employee contributions to the plan plus the earnings thereon are 100% vested. Costs incurred under the plan were $376,000, $515,000 and $335,000 related to the plan for the years ended June 30, 2001, 2002 and 2003, respectively.

(8) STOCK COMPENSATION PLANS

     Stock Incentive Plan

     On October 7, 1999, the Company’s Board of Directors approved a stock incentive plan (the “Plan”) under which employees, officers, directors or consultants (“Eligible Participants”) may be granted stock options and restricted stock awards. The Board authorized the issuance of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company’s option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. On October 20, 2000, the Company issued 4,967 shares of common stock for an aggregate purchase price of $309,000 and 146 shares of Series B Preferred Stock for an aggregate purchase price of $186,000 to Eligible Participants under the

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

plan. On November 16, 2001, the Company issued 3,647 shares of common stock for an aggregate purchase price of $213,000 and 108 shares of Series B Preferred Stock for an aggregate purchase price of $158,000 to Eligible Participants under the Plan. On November 16, 2001, 9,420 stock options were granted to Eligible Participants under the Plan at an exercise price of $58.51. These options vest ratably over 5 years and are exercisable up to ten years from date of grant. On November 1, 2002, the Company issued 743 shares of common stock for an aggregate purchase price of $38,000 and 22 shares of Series B Preferred Stock for an aggregate purchase price of $37,000 to Eligible Participants under the Plan.

     Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average
	underlying options	exercise price

Balance at June 30, 2001	—
Granted	9,420	$58.51
Forfeited	(160)	58.51

Balance at June 30, 2002	9,260	58.51

Granted	—	—
Forfeited	(135)	58.51

Balance at June 30, 2003	9,125	$58.51

     At June 30, 2003 there were no exercisable options. The weighted average price and the weighted average remaining life of outstanding options was $58.51 and 8.4 years, respectively.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

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

     Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 359,840 and 336,228 shares of common stock and 8,729 and 8,038 shares of Series B preferred stock at June 30, 2002 and 2003, respectively.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

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

(10) COMMITMENTS AND CONTINGENCIES

     Leases

     (a)  Capital Leases

     The Company is obligated under various capital leases for certain construction equipment that expire at various dates through October 2005. At June 30, 2002 and 2003, the cost of construction equipment and the related depreciation recorded for equipment under capital leases were as follows:

	2002	2003

Construction Equipment	$340,000	$340,000
Less accumulated depreciation	67,000	192,000

	$273,000	$148,000

     The present value of the minimum lease payments as of June 30, 2003 is 179,000 (note 5).

     (b)  Operating Leases

     The Company and its subsidiaries lease various properties and equipment under long-term agreements, which expire at varying dates through October 2008. Certain of these leases provide for renegotiation of annual rentals at specified dates. Rent expense was $1,203,000, $1,513,000 and $1,573,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2003 are as follows:

YEARS ENDING JUNE 30:
2004	$1,689,000
2005	1,390,000
2006	890,000
2007	600,000
2008	475,000
Thereafter	1,267,000

$6,311,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalent accounts, and contract and trade receivables.

     The California Department of Transportation accounted for approximately 6% of consolidated revenues of the Company for the year ended June 30, 2001, less than 1% for the year ended June 30, 2002 and approximately 3% for the year ended June 30, 2003. No other customer accounted for 5% or more of consolidated revenues for the years ended June 30, 2001, 2002 or 2003. No customers accounted for over 5% of outstanding accounts receivable as of June 30, 2002 or 2003.

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

Cash and Cash Equivalents

     At June 30, 2002 and 2003, the Company had approximately $1,472,000 and $175,000 respectively, on deposit at one financial institution. At June 30, 2002, the Company also had approximately $4,700,000 on deposit at a second financial institution.

Letters of Credit

     As of June 30, 2003, the Company had outstanding standby letters of credit of $11,837,000 with a financial institution for the benefit of the Company’s insurers and bankers (note 5). The standby letters of credit reduce the amount of borrowings available under the Company’s New Credit with $10,636,500 expiring on July 6, 2004 and $1,200,000 expiring on July 1, 2004.

Litigation

     There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management’s present opinion based in part upon the advice of legal counsel that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

(11)  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts consists of the following:

	JUNE 30,	JUNE 30,
	2002	2003

Costs incurred on uncompleted contracts	$87,013,000	$45,511,000
Estimated earnings to date	14,039,000	3,108,000

	101,052,000	48,619,000
Less billings to date	99,218,000	47,746,000

	$1,834,000	$873,000

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	2,514,000	1,704,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(680,000)	(831,000)

	$1,834,000	$873,000

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2002 and 2003.

	2002		2003

	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE

Financial assets:
Cash and cash equivalents	$6,205,000	$6,205,000	$184,000	$184,000
Net receivables	36,686,000	36,686,000	34,266,000	34,266,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,514,000	2,514,000	1,704,000	1,704,000
Financial liabilities:
Current installments of long-term debt	9,217,000	9,217,000	2,551,000	2,551,000
Trade accounts payable	9,726,000	9,726,000	7,953,000	7,953,000
Accrued liabilities	13,986,000	13,986,000	12,378,000	12,378,000
Billings in excess of costs and estimated earnings on uncompleted contracts	680,000	680,000	831,000	831,000
Long-term debt, excluding current installments	19,753,000	19,753,000	14,844,000	14,844,000
Long-term portion of insurance reserves	3,797,000	3,797,000	5,158,000	5,158,000
Senior Notes	100,000,000	95,000,000	100,000,000	78,000,000

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, net receivables, costs and estimated earnings in excess of billings on uncompleted contracts, current installments of long-term debt, trade accounts payables, accrued liabilities, and billings in excess of costs and estimated earnings on uncompleted contracts: The carrying amounts approximate fair value because of the short maturity of these instruments.

     Long-term debt, excluding current installments, and Senior Notes: The fair value of the Company’s long-term debt and Senior Notes is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company as of the date of the consolidated balance sheets for similar debt instruments with similar terms by the Company’s bankers.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

Long-term portion of insurance reserves: The fair value of the Company’s long-term portion of insurance reserves has been calculated utilizing 5% and 4% discount rates for the years ended June 30, 2002 and 2003, respectively. These rates are consistent with market discount rates for determining the present value of future liabilities.

(13)  ACQUISITIONS

     There were no acquisitions during fiscal 2003.

     The Company completed the following acquisitions during fiscal 2002 which were accounted for as purchases:

     In March 2002, the Company purchased 100% of the stock of Bob Mack Company, Inc (“Bob Mack”) and selected assets of Bobbie Mack Grinding, Inc (“Grinding”). Bob Mack and Grinding were related parties prior to the purchase. Total consideration for the purchase of Bob Mack stock was approximately $6.0 million, $3.0 million in cash and the remainder payable in equal installments in March 2003 and 2004. Total consideration for the purchase of selected assets from Grinding was $800,000, $400,000 in cash and the remainder payable in equal installments in March 2003 and 2004. In addition, the shareholders of Bob Mack signed 5 year non-compete agreements with Penhall which restrict the former shareholders of Bob Mack from competing with the acquired business and requires Penhall to pay the former shareholders $1.4 million in 5 equal payments over a four year period. The Company recorded approximately $2.4 million of goodwill related to this transaction. Based in Visalia, California, Bob Mack primarily operates in central California and is a provider of asphalt removal, grinding and milling services. The acquisition of Bob Mack expanded the range of services offered by Penhall. Results of operations from March 2002 and thereafter are included in the consolidated results of the Company.

     In April 2002, Penhall Company, purchased selected assets of Arizona Curb Cut for $553,000. The purchase price included a $73,000 loan assumption, a $69,000 lease assumption, $50,000 covenant not to compete, and a seller unsecured carryback note of $346,000 at 3.9% imputed interest, payable in installments of $123,000. The Company recorded approximately $56,000 of goodwill related to this transaction. Arizona Curb Cut is based in Arizona and expanded the services provided by the Company. Results of operations from April 2002 and thereafter are included in the consolidated results of the Company.

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

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2002 and 2003 and for the years ended June 30, 2001, 2002 and 2003 of:

a.	Penhall International Corp. on a parent company only basis (“Parent”) (carrying its investments in the subsidiaries under the equity method),

b.	the Guarantor Subsidiaries (Penhall Rental Corp. (through dissolution effective July 1, 2002) and Penhall Company and subsidiaries),

c.	elimination entries necessary to consolidate the parent company and its subsidiaries,

d.	the Company on a consolidated basis.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2002

	PENHALL	PENHALL
	INTERNATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$1,990,000	$—	$34,696,000	$—	$36,686,000
Inventories	—	—	1,895,000	—	1,895,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	2,514,000	—	2,514,000
Intercompany assets	28,303,000	—	—	(28,303,000)	—
Other current assets	242,000	6,143,000	5,328,000	—	11,713,000

Total current assets	30,535,000	6,143,000	44,433,000	(28,303,000)	52,808,000
Net property, plant and equipment	—	9,078,000	57,189,000	—	66,267,000
Other assets, net	3,177,000	—	10,663,000	—	13,840,000
Investment in parent	—	4,001,000	—	(4,001,000)	—
Investment in subsidiaries	63,239,000	—	—	(63,239,000)	—

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$6,061,000	$3,000	$3,153,000	$—	$9,217,000
Trade accounts payable	4,000	—	9,722,000	—	9,726,000
Accrued liabilities	5,178,000	2,000	8,806,000	—	13,986,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	680,000	—	680,000
Intercompany liabilities	—	26,245,000	2,058,000	(28,303,000)	—

Total current liabilities	11,243,000	26,250,000	24,419,000	(28,303,000)	33,609,000
Long-term debt, excluding current installments	15,290,000	183,000	4,280,000	—	19,753,000
Long-term portion of insurance reserves	—	—	3,797,000	—	3,797,000
Senior notes	100,000,000	—	—	—	100,000,000
Deferred tax liabilities	—	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	15,075,000	—	—	—	15,075,000
Series A Preferred stock	17,332,000	—	—	—	17,332,000
Stockholders’ equity (deficit)	(61,989,000)	(7,054,000)	70,293,000	(67,240,000)	(65,990,000)

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2003

	PENHALL
	INTERNATIONAL	PENHALL
	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$2,648,000	$31,618,000	$—	$34,266,000
Inventories	—	2,362,000	—	2,362,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,704,000	—	1,704,000
Other current assets	271,000	7,066,000	(152,000)	7,185,000

Total current assets	2,919,000	42,750,000	(152,000)	45,517,000
Net property, plant and equipment	8,798,000	44,603,000	—	53,401,000
Intercompany assets	—	19,398,000	(19,398,000)	—
Other assets, net	2,051,000	11,504,000	—	13,555,000
Investment in subsidiaries	70,399,000	—	(70,399,000)	—

	$84,167,000	$118,255,000	$(89,949,000)	$112,473,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$3,000	$2,548,000	$—	$2,551,000
Trade accounts payable	9,000	8,096,000	(152,000)	7,953,000
Accrued liabilities	4,931,000	7,447,000	—	12,378,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	831,000	—	831,000
Intercompany liabilities	19,398,000	—	(19,398,000)	—

Total current liabilities	24,341,000	18,922,000	(19,550,000)	23,713,000
Long-term debt, excluding current installments	180,000	14,664,000	—	14,844,000
Long-term portion of insurance reserves	—	5,158,000	—	5,158,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred stock	16,744,000	—	—	16,744,000
Series A Preferred stock	19,737,000	—	—	19,737,000
Stockholders’ equity (deficit)	(75,944,000)	70,399,000	(70,399,000)	(75,944,000)

	$84,167,000	$118,255,000	$(89,949,000)	$112,473,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

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
JUNE 30, 2002 AND 2003

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	YEAR ENDED JUNE 30, 2003

	PENHALL
	INTERNATIONAL	PENHALL
	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$5,174,000	$159,617,000	$(5,174,000)	$159,617,000
Cost of revenues	—	128,048,000	—	128,048,000

Gross profit	5,174,000	31,569,000	(5,174,000)	31,569,000
General and administrative expenses	829,000	28,689,000	(1,583,000)	27,935,000
Royalties	—	3,591,000	(3,591,000)	—
Other operating income	11,000	1,349,000	—	1,360,000
Equity in earnings of subsidiaries	106,000	—	(106,000)	—

Earnings before interest expense and income taxes	4,462,000	638,000	(106,000)	4,994,000
Interest expense	13,918,000	437,000	—	14,355,000

Earnings (loss) before income taxes	(9,456,000)	201,000	(106,000)	(9,361,000)
Income tax expense (benefit)	(3,536,000)	95,000	—	(3,441,000)

Net earnings (loss)	$(5,920,000)	$106,000	$(106,000)	$(5,920,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2001

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
JUNE 30, 2002 AND 2003

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2003

	PENHALL	PENHALL
	INTERNATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(6,029,000)	$—	$18,678,000	$—	$12,649,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	1,264,000	—	1,264,000
Capital expenditures	—	—	(4,222,000)	—	(4,222,000)
Cash from Penhall Rental merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used) in investing activities	6,143,000	(6,143,000)	(2,958,000)	—	(2,958,000)

Cash flows from financing activities:
Due to (from) affiliates	21,456,000	—	(21,456,000)	—	—
Borrowings under long-term debt	61,520,000	—	43,800,000	—	105,320,000
Repayments of long-term debt	(82,874,000)	—	(34,021,000)	—	(116,895,000)
Book overdraft	—	—	(2,573,000)	(152,000)	(2,725,000)
Debt issuance costs	(104,000)	—	(1,348,000)	—	(1,452,000)
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B preferred stock	(35,000)	—	—	—	(35,000)
Issuance of Series B preferred stock	37,000	—	—	—	37,000

Net cash provided by (used in) financing activities	38,000	—	(15,598,000)	(152,000)	(15,712,000)

Net change in cash and cash equivalents	152,000	(6,143,000)	122,000	(152,000)	(6,021,000)
Cash and cash equivalents at beginning of year	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of year	$152,000	$—	$184,000	(152,000)	$184,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

(15)  SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities for the years ended June 30:

	2001	2002	2003

Cash paid during the year for:
Income taxes	$4,604,000	$787,000	$448,000
Interest	14,105,000	13,427,000	13,227,000
Noncash investing and financing activities -
Borrowings related to the acquisition of assets	$963,000	$547,000	$—
Borrowings related to the repurchase of common stock and Series B preferred	314,000	—	—
Accretion of preferred stock to redemption value	3,207,000	3,615,000	4,074,000
Accrual of cumulative dividends on preferred stock	3,263,000	3,794,000	4,325,000

The following table details the fiscal 2002 acquisitions:

2002

Inventory	$6,000
Property, plant and equipment	6,859,000
Goodwill	2,385,000
Other assets	1,474,000
Accrued liabilities	1,266,000
Income taxes payable	227,000
Deferred tax liability	1,959,000
Long-term debt	3,680,000

(16)  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

     The following is unaudited supplementary financial information for 2002 and 2003:

	FOR THE QUARTERS ENDED 2002
	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$49,157,000	$37,674,000	$30,010,000	$44,401,000
Gross profit	14,604,000	9,906,000	6,045,000	8,269,000
Earnings (loss) before income taxes	3,104,000	(294,000)	(3,578,000)	(1,705,000)
Net earnings (loss)	1,831,000	(171,000)	(2,113,000)	(1,164,000)
Net earnings (loss) available to common stockholders	51,000	(2,010,000)	(3,971,000)	(3,096,000)
Basic and diluted earnings (loss) per share	.05	(2.04)	(4.02)	(3.14)

	FOR THE QUARTERS ENDED 2003
	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$46,576,000	$42,044,000	$29,850,000	$41,147,000
Gross profit	10,481,000	9,249,000	4,434,000	7,405,000
Earnings (loss) before income taxes	97,000	(633,000)	(5,413,000)	(3,412,000)
Net earnings (loss)	62,000	(405,000)	(3,464,000)	(2,113,000)
Net loss available to common stockholders	(1,957,000)	(2,481,000)	(5,571,000)	(4,310,000)
Basic and diluted loss per share	(1.98)	(2.52)	(5.65)	(4.37)

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9a. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In June 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

NAME	AGE	TITLE

John T. Sawyer	59	Chairman of the Board of Directors, President and Chief Executive Officer
C. George Bush	48	Vice President and Regional Manager, Southern California Region
Bruce F. Varney	51	Vice President and Regional Manager, Southwest Region
Jeffrey E. Platt	52	Vice President-Finance and Chief Financial Officer
Gary Aamold	53	Vice President and Regional Manager, Highway Services Division
Bruce C. Bruckmann	49	Director
Harold O. Rosser II	54	Director
Paul N. Arnold	57	Director

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

     C. GEORGE BUSH, Vice President and Regional Manager, Southern California Region, joined Penhall in 1980 as an Estimator and Jobsite Manager and became a Division Manager in 1984. Mr. Bush was promoted to Regional Manager of Southern California in 1986. In 1990, Mr. Bush was appointed as President of Penhall Company, where he served until his recent appointment as Vice President of Penhall with responsibility for the Southern California region.

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

     BRUCE C. BRUCKMANN is a founder and Managing Director of BRS. Previously, he was an officer of CVC from 1983 through 1994. Prior to joining CVC, Mr. Bruckmann was an associate at the New York law firm of Patterson, Belknap, Webb & Tyler. He received his AB from Harvard College and his JD from Harvard Law School. Mr. Bruckmann is a director of Mohawk Industries, Inc., Town Sports International, Inc., Anvil Knitwear, Inc., MWI Veterinary Supply, Inc., HealthEssentials, Inc., Penhall International, Inc., Copelands’ Enterprises, Inc., and H&E Equipment Services, L.L.C.

     HAROLD O. ROSSER II is a founder and Managing Director of BRS. Previously, he was an officer of CVC from 1987 through 1994. Prior to joining CVC, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser earned his BS from Clarkson University and attended Management Development Programs at Carnegie-Mellon University and the Stanford University Business School. Mr. Rosser is a director of American Paper Holdings, Inc., Acapulco Restaurants, Inc., Au Bon Pain, Inc., Penhall International, Inc., H&E Equipment Services, L.L.C., O’Sullivan Industries, Il Fornaio (America) Corporation, McCormick & Schmick Restaurant Corporation, and Remington Arms Company, Inc.

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

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

			OTHER ANNUAL	ALL OTHER
NAME AND PRINCIPAL POSITION	SALARY(1)	BONUS	COMPENSATION(2)	COMPENSATION(3)

John T. Sawyer	$275,000	$50,000	$5,952	$8,647	(4)
Chief Executive Officer and President-Penhall Company
C. George Bush	191,000	21,000	8,750	8,897	(5)
Vice President-Penhall
Jeffrey E. Platt	208,000	34,000	8,750	3,923	(6)
Vice President-Penhall
Bruce F. Varney	181,000	70,000	8,750	8,946	(7)
Vice President-Penhall
Gary L. Aamold	170,000	66,000	8,750	8,561	(8)
Vice President-Penhall

(1)	Includes amounts contributed as salary deferral contributions in fiscal 2003 under the Penhall International Corp. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (the “Plan”), as follows: $11,480 for Mr. Sawyer; $10,400 for Mr. Bush; $6,290 for Mr. Platt; $10,229 for Mr. Varney and $8,561 for Mr. Aamold.

(2)	Includes the amount attributable to the use of an automobile furnished by Penhall.

(3)	Includes Penhall matching contributions under the Plan, premiums for group term insurance, premiums for health care insurance and long-term disability insurance premiums.

(4)	Includes $500 of Penhall matching contributions under the Plan, approximately $258 of premiums for group term life insurance, approximately $7,435 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(5)	Includes $500 of Penhall matching contributions under the Plan, approximately $90 of premiums for group term life insurance, approximately 7,854 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(6)	Includes $500 of Penhall matching contributions under the Plan, approximately $138 of premiums for group term life insurance, approximately $2,831 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(7)	Includes $500 of Penhall matching contributions under the Plan, approximately $138 of premiums for group term life insurance, approximately $10,294 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(8)	Includes $2,000 of Penhall matching contributions under the Plan, approximately $83 of premium for group term life insurance, approximately $10,294 of premium health care insurance and approximately $430 for disability insurance premiums.

EMPLOYMENT AGREEMENTS

     Upon consummation of the Transactions, the Company entered into a five-year employment agreement with John T. Sawyer pursuant to which Mr. Sawyer is employed as President and Chief Executive Officer of the Company; the Company also entered into three-year employment agreements with Messrs. Bush and Varney pursuant to which each of such executives is employed as a Vice President of the Company. The agreements provide for a base salary (approximately $246,000 for Mr. Sawyer, $134,000 for C. George Bush and $119,000 for Bruce F. Varney), which will be subject to annual merit increases and an annual performance bonus. In addition, the agreements provide for the receipt by the executives of standard company benefits. The agreements are terminable by the Company with or without cause and are automatically renewed annually. In the event an agreement is terminated without cause, the executive will be entitled to continue to receive his base salary and, for certain executives, bonus, and certain other benefits, for specified periods. Following any termination of employment of an executive, it is expected that the executive will be subject to a non-competition covenant with a duration of two years pursuant to the terms of the Stockholders Agreement (as defined).

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

     Penhall may, but is not required, to make matching contributions to the Plan each year. Any matching contributions will be allocated to each participant’s account under the Plan proportionate to the amount that he or she has contributed to the Plan during the applicable Plan year. All Penhall and employee contributions to the Plan are allocated to a participant’s individual account. Penhall charged $376,000, $515,000 and $335,000 to general and administrative expense related to contributions to and expenses of the Plan for the years ended June 30, 2001, 2002 and 2003, respectively.

     All Penhall and employee contributions to the Plan plus the earnings thereon are 100% vested. Employees may direct the investment of their accounts to various investment funds. The Plan provides for hardship withdrawals and loans to participants.

STOCK OPTION PLAN

     On October 7, 1999, the Company’s Board of Directors approved a Stock Incentive Plan (the “Plan”) under which employees, officers, directors or consultants (“Eligible Participants”) may be granted stock options and restricted stock awards. The Board authorized the sale of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company’s option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. On October 20, 2000, the Company issued 4,967 shares of common stock for an aggregate purchase price of $309,000 and 146 shares of Series B Preferred Stock for an aggregate purchase price of $186,000 to Eligible Participants under the Plan. On November 16, 2001, the Company issued 3,647 shares of common stock for an aggregate purchase price of $213,000 and 108 shares of Series B Preferred Stock for an aggregate purchase price of $158,000 to Eligible Participants under the Plan. On November 16, 2001, 9,316 stock options were granted to Eligible Participants under the Plan. On November 1, 2002, the Company issued 743 shares of common stock for an aggregate purchase price of $38,000 and 22 shares of Series B Preferred Stock for an aggregate purchase price of $37,000 to Eligible Participants under the Plan. No options were granted during the year ended June 30, 2003 and no options have been exercised under the plan as of June 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to (i) the beneficial ownership of the common stock of the Company by each person or entity who owns five percent or more thereof and (ii) the beneficial ownership of each class of equity securities of the Company by each director of the Company who is a shareholder, the Chief Executive Officer of the Company and the other executive officers named in the “Summary Compensation Table” above who are shareholders, and all directors and officers of the Company as a group. The table also sets forth certain information with respect to the ownership of the Senior Exchangeable Preferred stock, Series A Preferred stock and Series B Preferred stock of the Company by BRS, the Foundation and Penhall. Unless otherwise specified, all shares are directly held. Except as otherwise noted below, the address of the following beneficial owners is 1801 Penhall Way, Anaheim, CA 92803.

NUMBER AND PERCENT OF SHARES

		SENIOR	SERIES A	SERIES B
	COMMON	EXCHANGEABLE	PREFERRED	PREFERRED
NAME OF BENEFICIAL OWNER	STOCK (1)	PREFERRED STOCK	STOCK	STOCK

Bruckmann, Rosser, Sherrill & Co., L.P. (2) Two Greenwich Plaza, Suite 100 Greenwich, CT 06830	582,312/59.02%	—		9,333/49.65%
The National Christian Charitable Foundation Inc.	—	10,000/100.0%	—	—
John T. Sawyer	110,309/11.18%	—	—
C. George Bush	41,168/ 4.17%	—	—	896/4.77%
Bruce F. Varney	36,554/3.71%	—	—	755/4.02%
Bruce C. Bruckmann (3)	624,722/63.32%	—	10,428 / 100.0%	10,016/53.28%
Harold O. Rosser II (3)	624,722/63.32%	—	10,428 / 100.0%	10,016/53.28%
All directors and officers as a group (9 persons)	838,560.6/85.00%	—	10,428 / 100.0%	14,836/78.92%

(1)	The Company has granted and expects to grant options to acquire Common stock to certain employees to be designated. The shares of Common stock issuable upon the exercise of such options would equal, in the aggregate, up to an additional 5.0% of the Common stock on a fully-diluted basis. The table does not include any such shares.

(2)	BRS is a limited partnership, the sole general partner of which is BRS Partners, Limited Partnership (“BRS Partners”) and the manager of which is the Sponsor. The sole general partner of BRS Partners is BRSE Associates, Inc. (“BRSE Associates”). Bruce C. Bruckmann, Harold O. Rosser II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of the Sponsor and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BRS. Such individuals disclaim beneficial ownership of any such shares.

(3)	Includes shares of Common stock, Series A Preferred stock and Series B Preferred stock, which are owned by BRS and certain other entities and individuals affiliated with BRS. Although Messrs. Bruckmann and Rosser may be deemed to share beneficial ownership of such shares, such individuals disclaim beneficial ownership thereof. See Note 2 above.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 does not apply to the Company until it files its Annual Report of Form 10-K for the year ended June 30, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages 18 through 49 are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of June 30, 2002 and 2003.

•	Consolidated Statements of Operations for the Years Ended June 30, 2001, 2002 and 2003.

•	Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2001, 2002 and 2003.

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2002 and 2003

•	Notes to Consolidated Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULE.

No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3) EXHIBITS.

EXHIBIT NO.	DESCRIPTION
2	Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp. (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

3.1	Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.) (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.2	Bylaws of the Company (incorporated herein by this reference to Exhibit 3.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.3	Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.4	Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.5	Articles of Incorporation of Penhall Company (incorporated herein by this reference to Exhibit 3.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.6	Bylaws of Penhall Company (incorporated herein by this reference to Exhibit 3.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.1	Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.2	First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.3	Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.4	Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation (incorporated herein by this reference to Exhibit 4.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.5	Form of the Company’s 12% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated herein by this reference to Exhibit 4.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.7	Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein (incorporated herein by this reference to Exhibit 4.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)

5	Opinion of Dechert Price & Rhoads (incorporated herein by this reference to Exhibit 5 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

10.1	Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006 (incorporated herein by this reference to Exhibit 10.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.2	Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc. (incorporated herein by this reference to Exhibit 10.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.3	Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush (incorporated herein by this reference to Exhibit 10.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.4	Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney (incorporated herein by this reference to Exhibit 10.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.5	Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell (incorporated herein by this reference to Exhibit 10.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.6	Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs (incorporated herein by this reference to Exhibit 10.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.7	Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez (incorporated herein by this reference to Exhibit 10.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.8	Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee (incorporated herein by this reference to Exhibit 10.8 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.9	Penhall International, Inc. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (incorporated herein by this reference to Exhibit 10.9 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

10.10	Form of Penhall International Corp. 1998 Stock Option Plan (incorporated herein by this reference to Exhibit 10.10 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

10.11	Credit Agreement dated August 4, 1998, by and among the Company, Penhall Acquisition Corp., Bankers Trust Company, as administrative agent, Credit Suisse First Boston, as syndication agent, and various lending institutions named therein (incorporated herein by this reference to Exhibit 4.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.12	Amendment #1 to Credit Agreement dated November 10, 1999 (filed as exhibit 10.12 to the FY2002 Form 10-K)

10.13	Amendment #2 to Credit Agreement dated May 8, 2000 (filed as exhibit 10.13 to the FY2002 Form 10-K)

10.14	Amendment #3 to Credit Agreement dated February 15, 2002 (filed as exhibit 10.14 to the FY2002 Form 10-K)

10.15	Amendment #4 to Credit Agreement dated July 19, 2002 (filed as exhibit 10.15 to the FY2002 Form 10-K)

10.20	Note and Security Agreement between Banc of America Leasing & Capital and Penhall Company for Agreement Number 02973-00701 (filed as exhibit 10.20 to the FY2002 Form 10-K)

10.21	Guarantee related to Banc of America Note and Security Agreement Number 02973-00701 (filed as exhibit 10.21 to the FY2002 Form 10-K)

10.22	Amendment #1 to Banc of America Note and Security Agreement (filed as exhibit 10.22 to the FY2002 Form 10-K)

10.40	Credit Agreement dates as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (filed as exhibit 10.40 to the May 30, 2003 Form 8-K)

10.41	Security Agreement dates as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (filed as exhibit 10.40 to the May 30, 2003 Form 8-K)

12	Statement of Ratio of Earnings to Fixed Charges *

21	Subsidiaries of the Company (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

23.1	Consent of Dechert Price & Rhoads (included in Exhibit 5) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

23.2	Consent of KPMG Peat Marwick LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

23.3	Consent of Moss Adams LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

23.4	Consent of John A. Knutson & Co. PLLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

24	Power of Attorney (included on signature page) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

25	Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)*

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. § 1350*

99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

*	Filed herewith.

(b)  REPORTS ON FORM 8-K

A Form 8-K was filed on May 30, 2003 announcing the Company’s new credit agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENHALL INTERNATIONAL CORP.

By:	/s/ JOHN T. SAWYER

John T. Sawyer
Chairman of the Board, President
and Chief Executive Officer

September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 29, 2003.

SIGNATURE	TITLE

/s/ JOHN T. SAWYER	Chairman of the Board, President and Chief
John T. Sawyer	Executive Officer (Principal Executive Officer)

/s/ JEFFREY E. PLATT	Vice President-Finance and Chief Financial
Jeffrey E. Platt	Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2	Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp. (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

3.1	Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.) (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.2	Bylaws of the Company (incorporated herein by this reference to Exhibit 3.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.3	Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.4	Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.5	Articles of Incorporation of Penhall Company (incorporated herein by this reference to Exhibit 3.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)

3.6	Bylaws of Penhall Company (incorporated herein by this reference to Exhibit 3.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.1	Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.2	First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.3	Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.4	Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation (incorporated herein by this reference to Exhibit 4.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.5	Form of the Company’s 12% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated herein by this reference to Exhibit 4.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)

4.7	Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein (incorporated herein by this reference to Exhibit 4.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)

5	Opinion of Dechert Price & Rhoads (incorporated herein by this reference to Exhibit 5 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

10.1	Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006 (incorporated herein by this reference to Exhibit 10.1 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.2	Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc. (incorporated herein by this reference to Exhibit 10.2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.3	Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush (incorporated herein by this reference to Exhibit 10.3 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.4	Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney (incorporated herein by this reference to Exhibit 10.4 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.5	Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell (incorporated herein by this reference to Exhibit 10.5 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.6	Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs (incorporated herein by this reference to Exhibit 10.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.7	Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez (incorporated herein by this reference to Exhibit 10.7 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.8	Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee (incorporated herein by this reference to Exhibit 10.8 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.9	Penhall International, Inc. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (incorporated herein by this reference to Exhibit 10.9 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

10.10	Form of Penhall International Corp. 1998 Stock Option Plan (incorporated herein by this reference to Exhibit 10.10 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

10.11	Credit Agreement dated August 4, 1998, by and among the Company, Penhall Acquisition Corp., Bankers Trust Company, as administrative agent, Credit Suisse First Boston, as syndication agent, and various lending institutions named therein (incorporated herein by this reference to Exhibit 4.6 to the registrant’s registration statement of Form S-3, registration number 333-64745)

10.12	Amendment #1 to Credit Agreement dated November 10, 1999 (filed as exhibit 10.12 to the FY2002 Form 10-K)

10.13	Amendment #2 to Credit Agreement dated May 8, 2000 (filed as exhibit 10.13 to the FY2002 Form 10-K)

10.14	Amendment #3 to Credit Agreement dated February 15, 2002 (filed as exhibit 10.14 to the FY2002 Form 10-K)

10.15	Amendment #4 to Credit Agreement dated July 19, 2002 (filed as exhibit 10.15 to the FY2002 Form 10-K)

10.20	Note and Security Agreement between Banc of America Leasing & Capital and Penhall Company for Agreement Number 02973-00701 (filed as exhibit 10.20 to the FY2002 Form 10-K)

10.21	Guarantee related to Banc of America Note and Security Agreement Number 02973-00701 (filed as exhibit 10.21 to the FY2002 Form 10-K)

10.22	Amendment #1 to Banc of America Note and Security Agreement (filed as exhibit 10.22 to the FY2002 Form 10-K)

10.40	Credit Agreement dates as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (filed as exhibit 10.40 to the May 30, 2003 Form 8-K)

10.41	Security Agreement dates as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (filed as exhibit 10.40 to the May 30, 2003 Form 8-K)

12	Statement of Ratio of Earnings to Fixed Charges *

21	Subsidiaries of the Company (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

23.1	Consent of Dechert Price & Rhoads (included in Exhibit 5) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

23.2	Consent of KPMG Peat Marwick LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

23.3	Consent of Moss Adams LLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

23.4	Consent of John A. Knutson & Co. PLLP (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-02)

24	Power of Attorney (included on signature page) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

25	Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)*

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, 18 U.S.C. § 1350 *

99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-3, registration number 333-64745-01)

*	Filed herewith.