Form 10-Q
period 2003-09-30
PENHALL INTERNATIONAL CORP
filed 2003-11-12
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(714) 772-6450

(Registrant’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF NOVEMBER 12, 2003

Common Stock, $.01 Par Value	986,552

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

Part I. Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$184,000	$50,000
Receivables:
Contract and trade receivables	29,105,000	34,087,000
Contract retentions due upon completion and acceptance of work	4,105,000	4,448,000
Income taxes	2,648,000	1,926,000

	35,858,000	40,461,000
Less allowance for doubtful receivables	1,592,000	1,562,000

Net receivables	34,266,000	38,899,000

Costs and estimated earnings in excess of billings on uncompleted contracts	1,704,000	2,098,000
Deferred tax assets	3,363,000	3,363,000
Inventories	2,362,000	2,498,000
Prepaid expenses and other current assets	3,638,000	2,127,000

Total current assets	45,517,000	49,035,000

Property, plant and equipment, at cost:
Land	5,004,000	5,004,000
Buildings and leasehold improvements	8,793,000	8,801,000
Construction and other equipment	117,860,000	118,235,000

	131,657,000	132,040,000
Less accumulated depreciation and amortization	78,256,000	81,132,000

Net property, plant and equipment	53,401,000	50,908,000
Goodwill, net of accumulated amortization	9,053,000	9,053,000
Debt issuance costs, net of accumulated amortization	3,316,000	3,176,000
Other assets, net	1,186,000	1,092,000

	112,473,000	113,264,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2003	2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$2,551,000	$2,487,000
Trade accounts payable	7,953,000	7,901,000
Accrued liabilities	12,378,000	10,864,000
Billings in excess of costs and estimated earnings on uncompleted contracts	831,000	1,062,000

Total current liabilities	23,713,000	22,314,000

Long-term debt, excluding current installments	14,844,000	16,536,000
Long-term portion of insurance reserve	5,158,000	5,158,000
Senior Notes	100,000,000	100,000,000
Deferred tax liabilities	8,221,000	8,221,000
Senior Exchangeable Preferred Stock, redemption value $16,744,000 and $17,193,000 at June 30, 2003 and September 30, 2003, respectively. Authorized, issued and outstanding 10,000 shares at June 30, 2003 and September 30, 2003	16,744,000	17,193,000
Series A Preferred Stock, redemption value $19,737,000 and $20,394,000 at June 30, 2003 and September 30, 2003, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2003 and September 30, 2003	19,737,000	20,394,000

Stockholders’ deficit:
Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,798 shares at June 30, 2003 and September 30, 2003	35,546,000	36,725,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,870 at June 30, 2003 and September 30, 2003	10,000	10,000
Additional paid-in capital	2,082,000	2,082,000
Treasury stock, at cost, 35,318 common shares at June 30, 2003 and September 30, 2003	(336,000)	(336,000)
Accumulated deficit	(113,246,000)	(115,033,000)

Total stockholders’ deficit	(75,944,000)	(76,552,000)
Commitments and contingencies

	$112,473,000	$113,264,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTH PERIODS
	ENDED SEPTEMBER 30,

	2002	2003

Revenues	$46,576,000	$47,524,000
Cost of revenues	36,095,000	36,379,000

Gross profit	10,481,000	11,145,000
General and administrative expenses	7,278,000	6,951,000
Other operating income	492,000	189,000

Earnings before interest expense and income taxes	3,695,000	4,383,000
Interest expense	3,598,000	3,579,000

Earnings before income taxes	97,000	804,000
Income tax expense	35,000	306,000

Net earnings	62,000	498,000
Accretion of preferred stock to redemption value	(980,000)	(1,106,000)
Accrual of cumulative dividends on preferred stock	(1,038,000)	(1,179,000)

Net loss available to common stockholders	$(1,956,000)	$(1,787,000)

Loss per share basic and diluted	$(1.98)	$(1.81)
Weighted average number of shares outstanding basic and diluted	986,156	986,552

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTH PERIODS
	ENDED SEPTEMBER 30,

	2002	2003

Cash flows from operating activities:
Net earnings	$62,000	$498,000
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,343,000	3,926,000
Amortization of debt issuance costs	234,000	289,000
Provision for doubtful accounts	126,000	—
Gain on sale of assets	(60,000)	(58,000)
Changes in operating assets and liabilities:
Receivables	(2,758,000)	(4,633,000)
Inventories, prepaid expenses and other assets	(202,000)	1,365,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(382,000)	(394,000)
Trade accounts payable and accrued liabilities	(4,196,000)	(3,414,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	518,000	231,000

Net cash used in operating activities	(2,315,000)	(2,190,000)

Cash flows from investing activities:
Proceeds from sale of assets	135,000	116,000
Capital expenditures	(1,975,000)	(1,387,000)

Net cash used in investing activities	(1,840,000)	(1,271,000)

Cash flows from financing activities:
Borrowings under long-term debt	18,830,000	69,678,000
Repayments of long-term debt	(19,561,000)	(68,050,000)
Debt issuance costs	(113,000)	(149,000)
Book overdraft	902,000	1,848,000
Repurchase of common stock and Series B preferred stock	(24,000)	—

Net cash provided by financing activities	34,000	3,327,000

Net change in cash and cash equivalents	(4,121,000)	(134,000)
Cash and cash equivalents at beginning of period	6,205,000	184,000

Cash and cash equivalents at end of period	$2,084,000	$50,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,000	$33,000

Interest	$6,280,000	$6,248,000

Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to redemption value	$980,000	$1,106,000

Accrual of cumulative dividends on preferred stock	$1,038,000	$1,179,000

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

     Results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2003.

Loss Per Share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential dilutive securities. The dilutive effect of outstanding options is reflected in diluted loss per share by application of the treasury stock method. For the three month period ended September 30, 2002 diluted loss per share is the same as basic loss per share as options to purchase 9,160 shares of common stock were not included in the computation of diluted loss per share for the three month period ended September 30, 2002 as the effect would have been anti-dilutive. During the three month period ended September 30, 2003, diluted loss per share is the same as basic loss per share as options to purchase 9,125 shares of common stock were not included in the computation of diluted loss per share for the three month period ended September 30, 2003 as the effect would have been anti-dilutive.

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

SEPTEMBER 30, 2003
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

Stock-based Compensation

     The Company observes the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) by continuing to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” requiring quarterly SFAS No. 123 pro forma disclosure.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Three Months Ended
	September 30,

	2002	2003

Net loss available to common stockholders as reported	$(1,956,000)	$(1,787,000)
Add:
Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	$—	$—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$(6,000)	$(4,000)
Pro forma net loss available to common stockholders	$(1,962,000)	$(1,791,000)
Basic and diluted loss per share as reported	$(1.98)	$(1.81)
Pro forma basic and diluted loss per share	$(1.99)	$(1.82)

At the grant date, the weighted average fair value of options granted was $58.51, this was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.1%, dividend rate of 0% and an expected life of 10 years.

Goodwill

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company adopted these accounting standards effective July 1, 2002. As of December 31, 2002, we completed the transitional impairment analysis under SFAS No. 142, no indicated impairment of goodwill was identified. We performed our annual impairment test as of June 30, 2003, no indicated impairment was identified. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No. 142. We will perform an annual impairment test as of each June 30, thereafter. We will perform an earlier impairment analysis if a triggering event occurs that warrants such analysis. No goodwill expense was recorded during the three month periods ended September 30, 2002 and 2003.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

New Accounting Pronouncement

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003, (the Company’s fiscal 2005). We do not expect the adoption of this pronouncement to have a material impact on our financial position, results of its operations or liquidity.

(2) Related Party

     The Company has a balance due to Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) of $150,000 as of September 30, 2003. The balance due as of June 30, 2003 was $75,000.

(3) Commitments and Contingencies

Litigation

     There are various lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management’s present opinion, based in part upon the advice of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

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

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2003 and September 30, 2003 and for the three month periods ended September 30, 2002 and 2003 of:

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

SEPTEMBER 30, 2003
(Unaudited)

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

		SEPTEMBER 30, 2003

	PENHALL
	INTERNATIONAL	PENHALL
	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$1,926,000	$36,973,000	$—	$38,899,000
Inventories	—	2,498,000	—	2,498,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,098,000	—	2,098,000
Other current assets	60,000	5,480,000	—	5,540,000

Total current assets	1,986,000	47,049,000	—	49,035,000
Net property, plant and equipment	8,735,000	42,173,000	—	50,908,000
Intercompany assets	—	22,322,000	(22,322,000)	—
Other assets, net	1,886,000	11,435,000	—	13,321,000
Investment in subsidiaries	72,146,000	—	(72,146,000)	—

	$84,753,000	$122,979,000	$(94,468,000)	$113,264,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$4,000	$2,483,000	$—	$2,487,000
Trade accounts payable	—	7,901,000	—	7,901,000
Accrued liabilities	2,105,000	8,759,000	—	10,864,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,062,000	—	1,062,000
Intercompany liabilities	22,322,000	—	(22,322,000)	—

Total current liabilities	24,431,000	20,205,000	(22,322,000)	22,314,000
Long-term debt, excluding current installments	178,000	16,358,000	—	16,536,000
Long-term portion of insurance reserves	—	5,158,000	—	5,158,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred stock	17,193,000	—	—	17,193,000
Series A Preferred stock	20,394,000	—	—	20,394,000
Stockholders’ equity (deficit)	(76,552,000)	72,146,000	(72,146,000)	(76,552,000)

	$84,753,000	$122,979,000	$(94,468,000)	$113,264,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$3,193,000	$46,576,000	$(3,193,000)	$46,576,000
Cost of revenues	—	36,095,000	—	36,095,000

Gross profit	3,193,000	10,481,000	(3,193,000)	10,481,000
General and administrative expenses	191,000	7,480,000	(393,000)	7,278,000
Royalties	—	2,800,000	(2,800,000)	—
Other operating income, net	8,000	484,000	—	492,000
Equity in earnings of subsidiary	365,000	—	(365,000)	—

Earnings before interest expense and income taxes	3,375,000	685,000	(365,000)	3,695,000
Interest expense	3,521,000	77,000	—	3,598,000

Earnings (loss) before income taxes	(146,000)	608,000	(365,000)	97,000
Income tax expense (benefit)	(208,000)	243,000	—	35,000

Net earnings	$62,000	$365,000	$(365,000)	$62,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$1,460,000	$47,524,000	$(1,460,000)	$47,524,000
Cost of revenues	—	36,379,000	—	36,379,000

Gross profit	1,460,000	11,145,000	(1,460,000)	11,145,000
General and administrative expenses	192,000	7,154,000	(395,000)	6,951,000
Royalties	—	1,065,000	(1,065,000)	—
Other operating income, net	—	189,000	—	189,000
Equity in earnings of subsidiary	1,747,000	—	(1,747,000)	—

Earnings before interest expense and income taxes	3,015,000	3,115,000	(1,747,000)	4,383,000
Interest expense	3,194,000	385,000	—	3,579,000

Earnings (loss) before income taxes	(179,000)	2,730,000	(1,747,000)	804,000
Income tax expense (benefit)	(677,000)	983,000	—	306,000

Net earnings	$498,000	$1,747,000	$(1,747,000)	$498,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash used in operating activities	$(1,475,000)	$—	$(840,000)	$—	$(2,315,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	—	135,000		135,000
Capital expenditures	—	—	(1,975,000)	—	(1,975,000)
Cash acquired from Penhall Rental	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used in) investing activities	6,143,000	(6,143,000)	(1,840,000)	—	(1,840,000)

Cash flows from financing activities:
Due to (from) affiliates	(1,347,000)	—	1,347,000	—	—
Borrowings under long-term debt	17,820,000	—	1,010,000	—	18,830,000
Repayments of long-term debt	(18,996,000)	—	(565,000)	—	(19,561,000)
Debt issuance costs	(104,000)		(9,000)		(113,000)
Book overdraft	—	—	902,000	—	902,000
Repurchase of common stock and Series B preferred stock	(24,000)	—	—	—	(24,000)

Net cash provided by (used in) financing activities	(2,651,000)	—	2,685,000	—	34,000

Net change in cash and cash
equivalents	2,017,000	(6,143,000)	5,000	—	(4,121,000)
Cash and cash equivalents at beginning of period	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of period	$2,017,000	$—	$67,000	$—	$2,084,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,895,000)	$705,000	$—	$(2,190,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	116,000	—	116,000
Capital expenditures	—	(1,387,000)	—	(1,387,000)

Net cash used in investing activities	—	(1,271,000)	—	(1,271,000)

Cash flows from financing activities:
Due to (from) affiliates	2,924,000	(2,924,000)	—	—
Borrowings under long-term debt	—	69,678,000	—	69,678,000
Repayments of long-term debt	(1,000)	(68,049,000)	—	(68,050,000)
Debt issuance costs	—	(149,000)	—	(149,000)
Book overdraft	(152,000)	1,848,000	152,000	1,848,000

Net cash provided by financing activities	2,771,000	404,000	152,000	3,327,000

Net change in cash and cash equivalents	(124,000)	(162,000)	152,000	(134,000)
Cash and cash equivalents at beginning of period	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of period	$28,000	$22,000	$—	$50,000

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

1.	HSI, a Minnesota-based firm acquired in April 1998,

2.	Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998,

3.	Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998,

4.	Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

5.	Advance Concrete Sawing and Drilling, Inc., a California-based company acquired in September 2000,

6.	H&P Sawing and Drilling, a Missouri-based Company acquired in March 2001,

7.	Bob Mack Company, a California-based company acquired in March 2002, and

8.	Arizona Curb Cut Company, an Arizona-based company in April 2002.

     During the same period, Penhall established operations in six new markets by opening offices in Dallas, Richmond, Fresno, Buffalo, Reno and Seattle.

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

	THREE MONTH PERIODS ENDED SEPTEMBER 30,

	2002		2003

		% of		% of
	$	Total	$	Total

	(Dollars in Thousands)
Operated Equipment Rental:
Services	$34,375	73.8%	$31,984	67.3%
Contract Services (1)	12,201	26.2%	15,540	32.7%

Total Revenues	$46,576	100.0%	$47,524	100.0%

(1)	Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

     Revenue growth is influenced by infrastructure change, including new construction, modification and regulatory changes. Penhall’s revenues are also impacted positively after the occurrence of natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall’s operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

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

Results of Operations

     Three Months Ended September 30, 2003 Compared to Three months Ended September 30, 2002

     Revenues. Revenues for the Three months ended September 30, 2003 (“Interim 2004”) were $47.5 million, an increase of $0.9 million or 2.0% from the three months ended September 30, 2002 (“Interim 2003”). Increased revenues in Interim 2004 were primarily a result of an increase of $3.3 million or 27.4% in Contract Services in Interim 2004, offset by a $2.4 million or 7.0% decrease in Operated Equipment Rental Services. The increase in Contract Services during Interim 2004 has reduced the Contract Services backlog at Interim 2004 by $3.3 compared to Interim 2002. The increase in Contract Services during Interim 2004 is due to timing set by our customers and is not necessarily indicative of a trend.

     Gross Profit. Gross profit totaled $11.1 million in Interim 2004, an increase of $0.7 million or 6.3% from Interim 2003. Gross profit as a percentage of revenues increased from 22.5% in Interim 2003 to 23.5% in Interim 2004. The increase in gross profit from Interim 2003 to Interim 2004 is primarily attributable to significant profits on a large Contract Services project during Interim 2004 and some losses recognized on projects during Interim 2003.

     Penhall operated through 38 locations in 17 states at both Interim 2004 and 2003. At September 30, 2003, Penhall’s operated rental fleet consisted of 706 units compared to 760 at September 30, 2002, a decrease of 7.1%.

     General and Administrative Expenses. General and administrative expenses were $7.0 million in Interim 2004 compared to $7.3 million in Interim 2003. As a percent of revenues, general and administrative expenses were 14.6% in Interim 2004 compared to 15.6% in Interim 2003. The decrease in general and administrative expenses during Interim 2004 is primarily attributable to decreases of $0.2 million in payroll and related expenses, $0.1 decrease in bad debt expense and $0.1 million in insurance expense.

     Interest Expense. Interest expense was $3.6 million in Interim 2004 compared to interest expense of $3.6 million in Interim 2003. The slight decrease in interest expense is attributable to decreased borrowing during Interim 2004 offset by an increase in interest rate during Interim 2004.

     Income Tax Expense. The Company recorded an income tax expense $0.3 million, or 38% of earnings before income taxes in Interim 2004, compared to an income tax expense of $0.04 million, or 36% of earnings before income taxes in Interim 2003. The increase in the income tax expense is attributable to higher earnings before income tax in Interim 2004.

Liquidity and Capital Resources

     It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (“The New Credit”). The New Credit is a $50 million, three year asset based borrowing facility, consisting of a revolving credit facility (“New Revolver”) of up to $50 million with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate. In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company. As of September 30, 2003, total borrowing unused and available under The New Credit was $20.7 million.

SUMMARY CASH FLOW DATA (000's) FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2002	2003

Cash and cash equivalents	$2,084	$50
Net cash provided by (used in):
Operating activities	(2,315)	(2,190)
Investing activities	(1,840)	(1,271)
Financing activities	34	3,327
Capital expenditures	(1,975)	(1,387)

     Cash used in operating activities decreased to $2.2 million in Interim 2004 from $2.3 million in Interim 2003, a decrease of $ 0.1 million. Net earnings increased $0.4 million from $0.1 million in Interim 2003 to $0.5 million in Interim 2004. In Interim 2004, the Company’s net earnings and depreciation plus a decrease in inventories, prepaid expenses and other assets offset by an increase in accounts receivable and a decrease in trade accounts payable and accrued liabilities resulted in $2.2 million in net cash used by operating activities. The use of cash in operating activities during Interim 2003 is primarily the result of the Company’s net earnings plus depreciation less an increase in receivables and decrease in accounts payable and accrued liabilities.

     Net cash used in investing activities decreased $0.6 million to $1.3 million in Interim 2004 from $1.8 million in Interim 2003. The reduction in net cash used in investing activities is attributable to a decrease in capital expenditures of $0.6 million.

     Management estimates that the Company’s annual capital expenditures will be approximately $7.0 million for fiscal 2004.

     Net cash provided by financing activities in Interim 2004 was $3.3 million as compared to $34,000 in Interim 2003. In Interim 2004 and Interim 2003 the Company’s financing activities are primarily a result of borrowings and repayments of long-term debt and a book overdraft.

     Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the recapitalization in 1998, however, the Company has substantial indebtedness and debt service obligations. As of September 30, 2003, the Company and its subsidiaries had approximately $119.0 million of total indebtedness outstanding (including the Notes) plus outstanding letters of credit of $13.1 million and a stockholders’ deficit of approximately $76.5 million. As of September 30, 2003, approximately $20.7 million of additional borrowing was available under the Company’s New Credit Facility.

New Accounting Pronouncement

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003, (the Company’s fiscal 2005). We do not expect the adoption of this pronouncement to have a material impact on our financial position, results of its operations or liquidity.

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

     The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2003.

	Years Ended June 30,

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(In thousands)
Fixed rate debt	$2,465	$168	$11	$100,005	$5	$161	$102,815	$81,315 (2)
Average interest rate	2.63%	3.42%	5.75%	12.00%	10.00%	10.00%	11.76%	14.87%
Variable rate LIBOR debt (1)	$0	$0	$16,208	$0	$0	$0	$16,208	$16,208
Weighted average current interest rate (1)								4.62%

(1)	The Company has different interest rate options for its variable rate debt.

(2)	The fair value of fixed rate debt was determined based on current rates offered for the debt instruments.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In September 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our September 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

Part II — Other Information

Items 1-5 are not applicable
Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	Penhall International Corp. /s/ John T. Sawyer

John T. Sawyer Chairman of the Board, President and
Chief Executive Officer

/s/ Jeffrey E. Platt

Jeffrey E. Platt Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Item Caption

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer