Form 10-Q
period 2003-12-31
PENHALL INTERNATIONAL CORP
filed 2004-02-17
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(714) 772-6450
(Registrant’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF FEBRUARY 17, 2004

Common Stock, $.01 Par Value	986,552

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PENHALL INTERNATIONAL CORP.

Part 1. Financial Information

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,
	2003
	(Restated, see Note 4)	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$184,000	$2,028,000
Receivables:
Contract and trade receivables	29,105,000	29,775,000
Contract retentions due upon completion and acceptance of work	4,105,000	4,497,000
Income taxes	2,648,000	—

	35,858,000	34,272,000
Less allowance for doubtful receivables	1,592,000	1,530,000

Net receivables	34,266,000	32,742,000
Costs and estimated earnings in excess of billings on uncompleted contracts	1,704,000	2,121,000
Deferred tax assets	3,363,000	3,363,000
Inventories	2,362,000	2,265,000
Prepaid expenses and other current assets	3,638,000	1,822,000

Total current assets	45,517,000	44,341,000
Property, plant and equipment, at cost:
Land	5,004,000	—
Buildings and leasehold improvements	8,793,000	2,254,000
Construction and other equipment	117,860,000	115,234,000

	131,657,000	117,488,000
Less accumulated depreciation and amortization	78,256,000	77,716,000

Net property, plant and equipment	53,401,000	39,772,000
Goodwill	9,053,000	9,053,000
Debt issuance costs, net of accumulated amortization	3,316,000	2,897,000
Other assets, net	1,186,000	999,000

	$112,473,000	$97,062,000

See accompanying notes to condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,
	2003
	(Restated, see Note 4)	December 31, 2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$2,551,000	$2,382,000
Borrowings under revolving credit facility (Note 4)	14,485,000	—
Trade accounts payable	7,953,000	2,963,000
Accrued liabilities and income taxes payable	10,809,000	10,570,000
Current portion of insurance reserves	1,569,000	2,816,000
Current portion of deferred gain – sale-leaseback	—	133,000
Billings in excess of costs and estimated earnings on uncompleted contracts	831,000	1,073,000

Total current liabilities	38,198,000	19,937,000

Long-term debt, excluding current installments (Note 4)	359,000	146,000
Deferred gain – sale-leaseback	—	2,517,000
Long-term portion of insurance reserves	5,158,000	5,158,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	8,221,000	8,221,000
Senior Exchangeable Preferred Stock, redemption value $16,744,000 and $17,654,000 at June 30, 2003 and December 31, 2003, respectively. Authorized, issued and outstanding 10,000 shares at June 30, 2003 and December 31, 2003	16,744,000	17,654,000
Series A Preferred Stock, redemption value $19,737,000 and $21,073,000 at June 30, 2003 and December 31, 2003, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2003 and December 31, 2003	19,737,000	21,073,000
Stockholders’ deficit:
Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,798 shares at June 30, 2003 and December 31, 2003	35,546,000	37,949,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,870 at June 30, 2003 and December 31, 2003	10,000	10,000
Additional paid-in capital	2,082,000	2,082,000
Treasury stock, at cost, 35,318 common shares at June 30, 2003 and December 31, 2003	(336,000)	(336,000)
Accumulated deficit	(113,246,000)	(117,349,000)

Total stockholders’ deficit	(75,944,000)	(77,644,000)

Commitments and contingencies	$112,473,000	$97,062,000

See accompanying notes to condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTH PERIODS		SIX MONTH PERIODS
	ENDED DECEMBER 31,		ENDED DECEMBER 31,

	2002	2003	2002	2003

Revenues	$42,044,000	$37,875,000	$88,620,000	$85,399,000
Cost of revenues	32,795,000	28,064,000	68,890,000	64,443,000

Gross profit	9,249,000	9,811,000	19,730,000	20,956,000
General and administrative expenses	6,732,000	7,448,000	14,010,000	14,399,000
Other operating income	397,000	432,000	889,000	621,000

Earnings from operations	2,914,000	2,795,000	6,609,000	7,178,000
Interest expense	3,547,000	3,524,000	7,145,000	7,103,000
Other income	—	806,000	—	806,000

Earnings (loss) before income taxes	(633,000)	77,000	(536,000)	881,000
Income tax expense (benefit)	(228,000)	29,000	(193,000)	335,000

Net earnings (loss)	(405,000)	48,000	(343,000)	546,000
Accretion of preferred stock to redemption value	(1,008,000)	(1,140,000)	(1,988,000)	(2,246,000)
Accrual of cumulative dividends on preferred stock	(1,068,000)	(1,224,000)	(2,106,000)	(2,403,000)

Net loss available to common stockholders	$(2,481,000)	$(2,316,000)	$(4,437,000)	$(4,103,000)

Loss per share basic and diluted	$(2.52)	$(2.35)	$(4.50)	$(4.16)
Weighted average number of shares outstanding basic and diluted	986,368	986,552	986,262	986,552

See accompanying notes to condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTH PERIODS
	ENDED DECEMBER 31,

	2002	2003

Cash flows provided by operating activities:
Net earnings (loss)	$(343,000)	$546,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,502,000	7,578,000
Amortization of debt issuance costs	468,000	580,000
Provision for doubtful accounts	307,000	84,000
Gain on sale of assets	(157,000)	(1,117,000)
Changes in operating assets and liabilities:
Receivables	2,824,000	1,440,000
Inventories, prepaid expenses and other assets	(201,000)	1,913,000
Costs and estimated earnings in excess of billings on uncompleted contracts	53,000	(417,000)
Trade accounts payable, accrued liabilities, income taxes payable and insurance reserves	(4,465,000)	(3,468,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	371,000	242,000

Net cash provided by operating activities	7,359,000	7,381,000

Cash flows from investing activities:
Proceeds from sale of assets	396,000	1,568,000
Proceeds from sale-leaseback	—	11,312,000
Capital expenditures	(2,681,000)	(2,875,000)

Net cash provided by (used in) investing activities	(2,285,000)	10,005,000

Cash flows from financing activities:
Borrowings under long-term debt	1,040,000	27,000
Repayments of long-term debt	(882,000)	(409,000)
Borrowings under revolving credit facility	30,820,000	127,654,000
Repayments of revolving credit facility	(41,510,000)	(142,139,000)
Debt issuance costs	(113,000)	(161,000)
Book overdraft	1,322,000	(514,000)
Proceeds from issuance of common stock	38,000	—
Repurchase of common stock and Series B Preferred Stock	(35,000)	—
Issuance of Series B Preferred Stock	37,000	—

Net cash used in financing activities	(9,283,000)	(15,542,000)

Net change in cash and cash equivalents	(4,209,000)	1,844,000
Cash and cash equivalents at beginning of period	6,205,000	184,000

Cash and cash equivalents at end of period	$1,996,000	$2,028,000

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$(1,583,000)	$(2,466,000)

Interest	$6,619,000	$6,411,000

Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to redemption value	$1,988,000	$2,246,000

Accrual of cumulative dividends on preferred stock	$2,106,000	$2,403,000

See accompanying notes to condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003
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

     Results of operations for the six month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2003. The June 30, 2003 consolidated financial statements will be restated, see Note 4. Certain June 30, 2003 balances (accrued liabilities and current portion of insurance reserves) have been reclassified to conform to the presentation used for December 31, 2003.

Loss Per Share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted loss per share by application of the treasury stock method. For the three and six month periods ended December 31, 2002 diluted loss per share is the same as basic loss per share as options to purchase 9,125 shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three and six month periods ended December 31, 2003, diluted loss per share is the same as basic loss per share as options to purchase 8,585 shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

Stock-based Compensation

     The Company observes the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) by continuing to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net earnings (loss) and net earnings (loss) per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” requiring quarterly SFAS No. 123 pro forma disclosure.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Three months ended		Six months ended

	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003

Net loss available to common stockholders as reported	$(2,481,000)	$(2,316,000)	(4,437,000)	$(4,103,000)
Add:
Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	$—	$—	$—	$—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$(5,000)	$(2,000)	$(11,000)	$(6,000)
Pro forma net loss available to common stockholders	$(2,486,000)	$(2,318,000)	$(4,448,000)	$(4,109,000)
Basic and diluted loss per share as reported	$(2.52)	$(2.35)	$(4.50)	$(4.16)
Pro forma basic and diluted loss per share	$(2.52)	$(2.35)	$(4.51)	$(4.17)

At the grant date, the weighted average fair value of options granted was $58.51, this was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.1%, dividend rate of 0% and an expected life of 10 years.

Goodwill

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company adopted these accounting standards effective July 1, 2002. As of December 31, 2002, we completed the transitional impairment analysis under SFAS No. 142, no indicated impairment of goodwill was identified. We performed our annual impairment test as of June 30, 2003, no indicated impairment was identified. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No. 142. We will perform an annual impairment test as of each June 30, thereafter. We will perform an earlier impairment analysis if a triggering event occurs that warrants such analysis. No goodwill expense was recorded during the three and six month periods ended December 31, 2002 and 2003.

New Accounting Pronouncement

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning after December 15, 2003, (the Company’s fiscal 2005). At this time, the Company is unable to determine the impact that adoption of this pronouncement will have on our financial position, results of operations or liquidity.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

(2)  Related Party

     The Company has a balance due to Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) of $225,000 as of December 31, 2003. The balance due as of June 30, 2003 was $75,000.

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

(4)  Restatement

We will restate our consolidated financial statements for the year ended June 30, 2003 and for the first interim period ended September 30, 2003 to properly classify our revolving credit facility with General Electric Capital Corporation as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).

The following table reflects the impact of the reclassification as of June 30, 2003 and September 30, 2003:

	June 30, 2003		September 30, 2003

	As Previously Reported	As Restated	As Previously Reported	As Restated

Borrowings under revolving credit facility	$—	$17,036,000	$—	$18,695,000
Current liabilities	$23,713,000	$38,198,000	$22,314,000	$38,522,000
Long-term debt, excluding current liabilities	$14,844,000	$359,000	$16,536,000	$328,000

The Company will be amending the Form 10-K originally filed on September 29, 2003 and the Form 10-Q originally filed on November 11, 2003 to reflect this restatement.

(5)  Sale-leaseback

     On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of our 11 owned properties (the “Real Estate”). The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP. These are two investment funds, sponsored by Prudential Real Estate Investors. Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc. Penhall sold the Real Estate for net proceeds of $11.3 million and immediately entered into eleven 20 year leases with annual lease payments. Penhall also has 4 5-year options to extend the lease at the then current fair market value. The gain on sale of $2.7 million will be amortized over the initial term of the leases of 20 years. Through December 31, 2003, the Company has amortized $11,000 of the gain and recorded $97,000 of rent expense under the leaseback.

     Future minimum lease payments under these 20 year leases as of December 31, 2003 are as follows:

2004	$1,224,000
2005	1,224,000
2006	1,224,000
2007	1,224,000
2008	1,224,000
Thereafter	22,283,000

$28,403,000

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

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2003 and December 31, 2003 and for the three and six month periods ended December 31, 2002 and 2003 of:

(a)	Penhall International Corp. on a parent company only basis (“Parent”) (carrying its investments in the subsidiaries under the equity method),

(b)	the Guarantor Subsidiaries,

(c)	elimination entries necessary to consolidate the parent company and its subsidiaries, and

(d)	the Company on a consolidated basis.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2003
	(Restated, see Note 4)

	PENHALL
	INTERNATIONAL	PENHALL
	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$2,648,000	$31,618,000	$—	$34,266,000
Inventories	—	2,362,000	—	2,362,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,704,000	—	1,704,000
Other current assets	271,000	7,066,000	(152,000)	7,185,000

Total current assets	2,919,000	42,750,000	(152,000)	45,517,000
Net property, plant and equipment	8,798,000	44,603,000	—	53,401,000
Intercompany assets	—	19,398,000	(19,398,000)	—
Other assets, net	2,051,000	11,504,000	—	13,555,000
Investment in subsidiary	70,399,000	—	(70,399,000)	—

	$84,167,000	$118,255,000	$(89,949,000)	$112,473,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$3,000	$2,548,000	$—	$2,551,000
Borrowings under revolving credit facility (Note 4)	—	14,485,000	—	14,485,000
Trade accounts payable	9,000	8,096,000	(152,000)	7,953,000
Accrued liabilities and income taxes payable	4,931,000	5,878,000	—	10,809,000
Current portion of insurance reserves	—	1,569,000	—	1,569,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	831,000	—	831,000
Intercompany liabilities	19,398,000	—	(19,398,000)	—

Total current liabilities	24,341,000	33,407,000	(19,550,000)	38,198,000
Long-term debt, excluding current installments (Note 4)	180,000	179,000	—	359,000
Long-term portion of insurance reserves	—	5,158,000	—	5,158,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred Stock	16,744,000	—	—	16,744,000
Series A Preferred Stock	19,737,000	—	—	19,737,000
Stockholders’ equity (deficit)	(75,944,000)	70,399,000	(70,399,000)	(75,944,000)

	$84,167,000	$118,255,000	$(89,949,000)	$112,473,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Assets
Current assets:
Receivables, net	$—	$32,742,000	$—	$32,742,000
Inventories	—	2,265,000	—	2,265,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,121,000	—	2,121,000
Other current assets	36,000	7,177,000	—	7,213,000

Total current assets	36,000	44,305,000	—	44,341,000
Net property, plant and equipment	40,000	39,732,000	—	39,772,000
Intercompany assets	—	7,081,000	(7,081,000)	—
Other assets, net	1,720,000	11,229,000	—	12,949,000
Investment in subsidiary	73,520,000	—	(73,520,000)	—

	$75,316,000	$102,347,000	$(80,601,000)	$97,062,000

Liabilities and Stockholders’ Equity (Deficit)
Current installments of long-term debt	$—	$2,382,000	$—	$2,382,000
Trade accounts payable	15,000	2,948,000	—	2,963,000
Accrued liabilities and income taxes payable	5,378,000	5,192,000	—	10,570,000
Current portion of insurance reserves	—	2,816,000	—	2,816,000
Current portion of deferred gain – sale-leaseback	133,000	—	—	133,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,073,000	—	1,073,000
Intercompany liabilities	7,081,000	—	(7,081,000)	—

Total current liabilities	12,607,000	14,411,000	(7,081,000)	19,937,000
Long-term debt, excluding current installments	—	146,000	—	146,000
Deferred gain – sale-leaseback	2,517,000	—	—	2,517,000
Long term portion of insurance reserves	—	5,158,000	—	5,158,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred Stock	17,654,000	—	—	17,654,000
Series A Preferred Stock	21,073,000	—	—	21,073,000
Stockholders’ equity (deficit)	(77,644,000)	73,520,000	(73,520,000)	(77,644,000)

	$75,316,000	$102,347,000	$(80,601,000)	$97,062,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED DECEMBER 31, 2002

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$2,914,000	$42,044,000	$(2,914,000)	$42,044,000
Cost of revenues	—	32,795,000	—	32,795,000

Gross profit	2,914,000	9,249,000	(2,914,000)	9,249,000
General and administrative expenses	193,000	6,936,000	(397,000)	6,732,000
Royalties	—	2,517,000	(2,517,000)	—
Other operating income, net	(7,000)	404,000	—	397,000
Equity in earnings of subsidiary	62,000	—	(62,000)	—

Earnings from operations	2,776,000	200,000	(62,000)	2,914,000
Interest expense	3,462,000	85,000	—	3,547,000

Earnings (loss) before income taxes	(686,000)	115,000	(62,000)	(633,000)
Income tax expense (benefit)	(281,000)	53,000	—	(228,000)

Net earnings (loss)	$(405,000)	$62,000	$(62,000)	$(405,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED DECEMBER 31, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$1,245,000	$37,875,000	$(1,245,000)	$37,875,000
Cost of revenues	—	28,064,000	—	28,064,000

Gross profit	1,245,000	9,811,000	(1,245,000)	9,811,000
General and administrative expenses	256,000	7,589,000	(397,000)	7,448,000
Royalties	—	848,000	(848,000)	—
Other operating income, net	—	432,000	—	432,000
Equity in earnings of subsidiary	1,374,000	—	(1,374,000)	—

Earnings from operations	2,363,000	1,806,000	(1,374,000)	2,795,000
Interest expense	3,227,000	297,000	—	3,524,000
Other income	11,000	795,000	—	806,000

Earnings (loss) before income taxes	(853,000)	2,304,000	(1,374,000)	77,000
Income tax expense (benefit)	(901,000)	930,000	—	29,000

Net earnings	$48,000	$1,374,000	$(1,374,000)	$48,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	SIX MONTH PERIOD ENDED DECEMBER 31, 2002

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$6,107,000	$88,620,000	$(6,107,000)	$88,620,000
Cost of revenues	—	68,890,000	—	68,890,000

Gross profit	6,107,000	19,730,000	(6,107,000)	19,730,000
General and administrative expenses	384,000	14,416,000	(790,000)	14,010,000
Royalties	—	5,317,000	(5,317,000)	—
Other operating income, net	1,000	888,000	—	889,000
Equity in earnings of subsidiary	427,000	—	(427,000)	—

Earnings from operations	6,151,000	885,000	(427,000)	6,609,000
Interest expense	6,983,000	162,000	—	7,145,000

Earnings (loss) before income taxes	(832,000)	723,000	(427,000)	(536,000)
Income tax expense (benefit)	(489,000)	296,000	—	(193,000)

Net earnings (loss)	$(343,000)	$427,000	$(427,000)	$(343,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	SIX MONTH PERIOD ENDED DECEMBER 31, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Revenues	$2,705,000	$85,399,000	$(2,705,000)	$85,399,000
Cost of revenues	—	64,443,000	—	64,443,000

Gross profit	2,705,000	20,956,000	(2,705,000)	20,956,000
General and administrative expenses	448,000	14,743,000	(792,000)	14,399,000
Royalties	—	1,913,000	(1,913,000)	—
Other operating income, net	—	621,000	—	621,000
Equity in earnings of subsidiary	3,121,000	—	(3,121,000)	—

Earnings from operations	5,378,000	4,921,000	(3,121,000)	7,178,000
Interest expense	6,421,000	682,000	—	7,103,000
Other income	11,000	795,000	—	806,000

Earnings (loss) before income taxes	(1,032,000)	5,034,000	(3,121,000)	881,000
Income tax expense (benefit)	(1,578,000)	1,913,000	—	335,000

Net earnings	$546,000	$3,121,000	$(3,121,000)	$546,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	SIX MONTH PERIOD ENDED DECEMBER 31, 2002

	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated

Net cash provided by operating activities	$1,186,000	$—	$6,173,000	$—	$7,359,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	396,000	—	396,000
Capital expenditures	—	—	(2,681,000)	—	(2,681,000)
Cash from Penhall Rental merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used in) investing activities	6,143,000	(6,143,000)	(2,285,000)	—	(2,285,000)

Cash flows from financing activities:
Due to (from) affiliates	5,414,000	—	(5,414,000)	—	—
Borrowings under long-term debt	30,820,000	—	1,040,000	—	31,860,000
Repayments of long-term debt	(41,572,000)	—	(820,000)	—	(42,392,000)
Debt issuance costs	(104,000)	—	(9,000)	—	(113,000)
Book overdraft	—	—	1,322,000	—	1,322,000
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B Preferred Stock	(35,000)	—	—	—	(35,000)
Issuance of Series B Preferred Stock	37,000	—	—	—	37,000

Net cash used in financing activities	(5,402,000)	—	(3,881,000)	—	(9,283,000)

Net change in cash and cash equivalents	1,927,000	(6,143,000)	7,000	—	(4,209,000)
Cash and cash equivalents at beginning of period	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of period	$1,927,000	$—	$69,000	$—	$1,996,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	SIX MONTH PERIOD ENDED DECEMBER 31, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Net cash provided by operating activities	$1,203,000	$6,178,000	$—	$7,381,000

Cash flows from investing activities:
Proceeds from sale of assets	—	1,568,000	—	1,568,000
Proceeds from sale-leaseback	11,312,000	—	—	11,312,000
Capital expenditures	—	(2,875,000)	—	(2,875,000)

Net cash provided by (used in) investing activities	11,312,000	(1,307,000)	—	10,005,000

Cash flows from financing activities:
Due to (from) affiliates	(12,317,000)	12,317,000	—	—
Borrowings under long-term debt	—	27,000	—	27,000
Repayments of long-term debt	(183,000)	(226,000)	—	(409,000)
Borrowings under revolving credit facility		127,654,000		127,654,000
Repayments of revolving credit facility		(142,139,000)		(142,139,000)
Debt issuance costs	—	(161,000)	—	(161,000)
Book overdraft	(152,000)	(514,000)	152,000	(514,000)

Net cash used in financing activities	(12,652,000)	(3,042,000)	152,000	(15,542,000)

Net change in cash and cash equivalents	(137,000)	1,829,000	152,000	1,844,000
Cash and cash equivalents at beginning of period	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of period	$15,000	$2,013,000	$—	$2,028,000

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

     During the same period, Penhall established operations in six new markets by opening offices Dallas, Richmond, Fresno, Buffalo, Reno and Seattle.

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

	THREE MONTH PERIODS ENDED DECEMBER 31,				SIX MONTH PERIODS ENDED DECEMBER 31,

	2002		2003		2002		2003

		% of		% of		% of		% of
	$	Total	$	Total	$	Total	$	Total

	(Dollars in Thousands)				(Dollars in Thousands)
Operated Equipment:
Rental Services	$29,137	69.3%	$26,928	71.1%	$63,512	71.7%	$58,912	69.0%
Contract Services (1)	12,907	30.7%	10,947	28.9%	25,108	28.3%	26,487	31.0%

Total Revenues	$42,044	100.0%	$37,875	100.0%	$88,620	100.0%	$85,399	100.0%

(1)	Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

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

     The principal components of Penhall’s operating costs include the cost of labor, equipment rental fleet maintenance costs including parts and service, equipment rental fleet depreciation, insurance and other direct operating costs including rent. Given the varied, and in some cases specialized, nature of its rental equipment, As a result of the sale-leaseback, the Company expects operating expenses to increase approximately $1.0 million per year due to the incremental increase of rent expense compared to depreciation expense. Given the varied, and in some cases specialized, nature of its rental equipment, Penhall utilizes a range of periods over which it depreciates its equipment on a straight-line basis. On average, Penhall depreciates its equipment over an estimated useful life of six years with a 10% residual value.

Results of Operations

Six Months Ended December 31, 2003 Compared to Six months Ended December 31, 2002

     Revenues. Revenues for the six months ended December 31, 2003 (“Interim 2004”) were $85.4 million; a decrease of $3.2 million or 3.6% compared to the six months ended December 31, 2002 (“Interim 2003”). The decrease in revenues in Interim 2004 were primarily a result of an increase of $1.4 million or 5.5% in Contract Services, offset by a $4.6 million or 7.2% decrease in Operated Equipment Rental Services. The decrease in total revenues is attributable to a continuing weakness in the non-residential construction market and fewer contract opportunities due to the uncertainty in government spending.

     Gross Profit. Gross profit totaled $21.0 million in Interim 2004, an increase of $1.2 million or 6.2% from Interim 2003. Gross profit as a percentage of revenues increased from 22.3% in Interim 2003 to 24.5% in Interim 2004. The increase in gross profit from Interim 2003 to Interim 2004 is primarily attributable to significant profits from a major project and the successful settlement of an unpriced change order.

     General and Administrative Expenses. General and administrative expenses were $14.4 million in Interim 2004 compared to $14.0 million in Interim 2003. As a percent of revenues, general and administrative expenses were 16.9% in Interim 2004 compared to 15.8% in Interim 2003. The increase in general and administrative expenses as a percentage of revenues during Interim 2004 is primarily attributable to an increase of $1.4 million in incentive compensation, partially offset by decreases of $0.5 million in salary and associated taxes, $0.2 in bad debt expense, and $0.1 in both telephone and depreciation.

     Interest Expense. Interest expense was $7.1 million in both Interim 2004 and 2003. Although interest expenses attributable to borrowings diminished in 2004, higher letter of credit expenses offset this savings.

     Other Income. Other income increased by $0.8 million from Interim 2003 to Interim 2004. This increase is primarily attributable to the sale of an FCC license that was no longer used by the Company.

     Income Tax Expense (Benefit). The Company recorded an income tax expense of $0.3 million, or 38% of income before income taxes in Interim 2004, compared to an income tax benefit of $0.2 million, or 36% of loss before income taxes in Interim 2003.

     Three months Ended December 31, 2003 Compared to Three months Ended December 31, 2002

     Revenues. Revenues for the three months ended December 31, 2003 (“Interim 2004”) were $37.9 million, a decrease of $4.2 million or 9.9% over the three months ended December 31, 2002 (“Interim 2003”). Revenue from both contract services and operated equipment rental services were lower than Interim 2003 by $2.0 million or 15.2% and $2.2 million or 7.6% respectfully. The decrease in revenues is attributable to a continuing weakness in the non-residential construction market and uncertainty in the government spending.

     Gross Profit. Gross profit totaled $9.8 million in Interim 2004, an increase of $0.6 million or 6.1% from Interim 2003. Gross profit as a percentage of revenues increased to 25.9% in Interim 2004 from 22.0% in Interim 2003. The increase in gross profit is primarily attributable to significant profits from a major project and the successful settlement of an outstanding claim.

     General and Administrative Expenses. General and administrative expenses were $7.4 million in Interim 2004 compared to $6.7 million in Interim 2003, an increase of $0.7 million or 10.6%. As a percent of revenues, general and administrative expenses were 19.7% in Interim 2004 compared to 16.0% in Interim 2003. The increase in general and administrative expenses as a percentage of revenues is primarily due to an increase of $1.0 million in incentive compensation, partially offset by decreases of $0.2 million in salary and associated taxes, $0.1 decrease in bad debt expense, and $0.1 in depreciation

     Interest Expense. Interest expense was $3.5 million in both Interim 2003 and 2004. Although interest expenses attributable to borrowings diminished in 2003, higher letter of credit expenses offset this savings.

     Other Income. Other income increased by $0.8 million from Interim 2003 to Interim 2004. This increase is primarily attributable to the sale of an FCC license that was no longer used by the Company.

     Income Tax Expense (Benefit). The Company had income tax expense in Interim 2004 of $29,000 or 38% of income before taxes compared to an income tax benefit of $0.2 million, or 36.0% of loss before income taxes in Interim 2003

Liquidity and Capital Resources

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

     The provisions of the New Credit facility include a lock-box agreement and also allow the bank, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The Company reviewed the New Credit and determined that the associated lock-box agreement satisfied the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Further, we have reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in FAS 78, “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear that there were any subjective acceleration clauses that fit directly into the definition provided in FAS 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. These reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation. Management’s understanding of this provision after consultation with the lender, is that the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the lender to the borrowing base calculation. As a result, the Company has reclassified borrowings under the New Credit facility as a short-term obligation. In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company. As of December 31, 2003, total borrowing unused and available under The New Credit was $28.4 million.

SUMMARY CASH FLOW DATA (000’s) FOR THE SIX MONTHS ENDED December 31,	2002	2003

Cash and cash equivalents	$1,996	$2,028
Net cash provided by (used in):
Operating activities	7,359	7,381
Investing activities	(2,285)	10,005
Financing activities	(9,283)	(15,542)
Capital expenditures	(2,681)	(2,875)

     Cash provided by operating activities netted to $7.4 million in both Interim 2003 and 2004. Net earnings increased $0.8 million from a $0.3 million loss in Interim 2003 to a $0.5 million gain in Interim 2004. In Interim 2004, the Company’s net earnings, depreciation and amortization plus decreases in receivables, inventories, prepaid expenses and other assets offset by a decrease in trade accounts payable and accrued liabilities resulted in $7.4 million in net cash provided by operating activities. In Interim 2003, the Company’s net earnings and depreciation and amortization plus a decrease in receivables offset by a reduction in accounts payable, accrued liabilities and income taxes resulted in $7.4 million in net cash provided from operating activities.

     Net cash used in investing activities was $2.3 million in Interim 2003, compared to net cash provided by investing activities of $10.0 million in Interim 2004. Although capital expenditures remained relatively consistent rising from $2.7 million in Interim 2003 to $2.9 million in 2004, proceeds from sale of assets rose from $0.4 million in Interim 2003 to $12.9 million in Interim 2004. The increase of $12.5 million in Interim 2004 is primarily attributable to the disposal of an unused FCC license for $0.8 million and the sale and the leaseback of the Company’s 11 owned properties, which netted the Company $11.3 million.

     Management estimates that the Company’s annual capital expenditures will be approximately $6.0 million for fiscal 2004.

     Net cash used in financing activities in Interim 2004 was a use of $15.5 million as compared to a use of $9.3 million in Interim 2003. In Interim 2003 and Interim 2004, the Company’s financing activities are primarily a result of borrowings and repayments of debt and a book overdraft.

     Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the recapitalization in 1998, however, the Company has substantial indebtedness and debt service obligations. As of December 31, 2003, the Company and its subsidiaries had approximately $102.5 million of total indebtedness outstanding (including the Notes) plus outstanding letters of credit of $12.9 million and a stockholders’ deficit of approximately $77.6 million. As of December 31, 2003, approximately $28.4 million of additional borrowing was available under the Company’s New Credit Facility (as defined).

Sale-leaseback

     On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of our 11 owned properties (the “Real Estate”). The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP. These are two investment funds, sponsored by Prudential Real Estate Investors. Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc. Penhall sold the Real Estate for $12.0 million and immediately entered into eleven 20 year leases with annual lease payments. Penhall also has four 5-year options to extend the lease at the then current fair market value. The gain on sale of $2.7 million will be amortized over the initial term of the leases of 20 years. Through December 31, 2003, the Company has amortized $11,000 of the gain. See Note 5 to the condensed consolidated financial statements.

New Accounting Pronouncement

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003, (the Company’s fiscal 2005). At this time, the Company is unable to determine the impact that adoption of this pronouncement will have on our financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     The Company is exposed to interest rate changes primarily as a result of its notes payable, including Senior Notes and The New Credit used to maintain liquidity and fund capital expenditures and expansion of the Company’s operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2003.

	Years Ended June 30,
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(In thousands)
Fixed rate debt	$2,355	$167	$6	$100,000	$0	$0	$102,528	$99,528 (1)
Average interest rate	2.64%	3.27%	2.21%	12.00%	0%	0%	11.77%	12.37%

(1)	The fair value of fixed rate debt was determined based on current rates offered for the debt instrument.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In December 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our December 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

     Part II — Other Information

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

* filed herewith

     (b)  Reports on Form 8-K

     On December 5, 2003, we filed a Current Report on Form 8-K relating to a sale-leaseback transaction that occurred on December 3, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:		Penhall International Corp.
	February 17, 2004	/s/ John T. Sawyer

John T. Sawyer
Chairman of the Board, President and
Chief Executive Officer

/s/ Jeffrey E. Platt

Jeffrey E. Platt
Vice President-Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004*

* filed herewith