Form 10-K/A
period 2003-06-30
PENHALL INTERNATIONAL CORP
filed 2004-03-03
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

Explanatory Note

     This Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2003, as originally filed on September 29, 2003, is being filed to amend and reflect the restatement of our Consolidated Balance Sheet as of June 30, 2003. During the second quarter of Fiscal 2004, we re-examined the provisions of our revolving credit facility (the “New Credit”). The Company reviewed the New Credit and determined that the associated lock-box agreement satisfied the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Further, we have reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in Statement of Financial Accounting Standards No. 78 (“FAS 78”), “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear that there were any subjective acceleration clauses that fit directly into the definition provided in FAS 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. As a result, the Company has reclassified borrowings under the New Credit facility as a short-term obligation. Each item of the Annual Report on Form 10-K as filed on September 29, 2003 that was affected by the restatement has been amended and restated. Additionally, the Company has reclassified certain June 30, 2003 and June 30, 2002 balances (accrued liabilities and current portion of insurance reserves) to conform with presentation used in Fiscal 2004. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatement.

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

     The provisions of the New Credit facility include a lock-box agreement and also allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The Company reviewed the New Credit and determined that the associated lock-box agreement satisfied the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Further, we have reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in FAS 78, “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear that there were any subjective acceleration clauses that fit directly into the definition provided in FAS 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation. Management’s understanding of this provision after consultation with the lender, is that the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. As a result, the Company has reclassified borrowings under the New Credit facility as a short-term obligation (refer to Note 17 in the consolidated financial statements included in Item 8). In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company. As of June 30, 2003, the Company had outstanding borrowings under the New Credit of $14.5 million and unused and available amounts under The New Credit of $20.1 million.

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

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003, the Company’s fiscal 2005. At this time, the Company is unable to determine the impact that adoption of this pronouncement will have on our financial position, results of its operations or liquidity.

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

At June 30, 2003, the annual maturities of long-term debt, revolving credit facility and senior notes are as follows:

	YEARS ENDING JUNE 30,

						THERE
	2004	2005	2006	2007	2008	AFTER	TOTAL	FAIR VALUE

	(IN THOUSANDS)
Fixed rate debt	$2,551	$176	$12	$100,005	$5	$161	$102,910	$80,910	(3)
Average interest rate							11.75%
Variable rate LIBOR debt (1)(2)	0	0	14,485	0	0	0	14,485	14,485
Weighted average current interest rate (2)							4.84%

At June 30, 2002, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,

						THERE
	2003	2004	2005	2006	2007	AFTER	TOTAL	FAIR VALUE

	(IN THOUSANDS)
Fixed rate debt	$3,217	$2,518	$739	$1,035	$100,005	$166	$107,680	$102,680	(3)
Average interest rate							11.30%
Variable rate LIBOR debt (2)	6,000	15,290	0	0	0	0	21,290	21,290
Weighted average current interest rate (2)							4.11%

(1)	The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet, however, the credit facility matures in 2006. See Note 17 to the consolidated financial statements.

(2)	The Company has different interest rate options for its variable rate debt. See note 5 in the consolidated financial statements for additional information.

(3)	The fair value of fixed rate debt was determined based on current rates offered for the debt instrument.

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

As described in Note 17, the Company’s consolidated balance sheet as of June 30, 2003 has been restated to classify certain debt as current.

/s/ KPMG LLP KPMG LLP

Orange County, California
September 12, 2003, except for Note 17, which is as of February 6, 2004.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2002	2003
		(RESTATED)

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF JUNE 30,

	2002	2003
		(RESTATED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt (note 5)	$9,217,000	$2,551,000
Borrowings under revolving credit facility (note 17)	—	14,485,000
Trade accounts payable	9,726,000	7,953,000
Accrued liabilities (note 4)	12,712,000	10,809,000
Current portion of insurance reserves	1,274,000	1,569,000
Billings in excess of costs and estimated earnings on uncompleted contracts (note 11)	680,000	831,000

Total current liabilities	33,609,000	38,198,000

Long-term debt, excluding current installments (note 5)	19,753,000	359,000
Long-term portion of insurance reserve	3,797,000	5,158,000
Senior Notes (note 5)	100,000,000	100,000,000
Deferred tax liabilities (note 6)	9,339,000	8,221,000
Senior Exchangeable Preferred stock, redemption value $15,075,000 and $16,744,000 at June 30, 2002 and 2003, respectively. Authorized, issued and outstanding 10,000 shares (note 9)	15,075,000	16,744,000
Series A Preferred stock, redemption value $17,332,000 and $19,737,000 at June 30, 2002 and 2003, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares (note 9)	17,332,000	19,737,000
Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,791 and 18,798 shares at June 30, 2002 and June 30, 2003, respectively (note 9)	31,200,000	35,546,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,127 and 1,021,870 at June 30, 2002 and June 30, 2003, respectively	10,000	10,000
Additional paid-in capital	2,044,000	2,082,000
Treasury stock, at cost, 34,796 and 35,318 common shares at June 30, 2002 and June 30, 2003, respectively	(317,000)	(336,000)
Accumulated deficit	(98,927,000)	(113,246,000)

Total stockholders’ deficit	(65,990,000)	(75,944,000)
Commitments and contingencies (notes 7, 8 and 10)
	$132,915,000	$112,473,000

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,

	2001	2002	2003

Cash flows from operating activities:
Net earnings (loss)	$5,259,000	$(1,617,000)	$(5,920,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	16,254,000	17,185,000	16,733,000
Amortization of debt issuance costs	884,000	885,000	1,313,000
Provision for doubtful receivables	146,000	340,000	767,000
Provision for (benefit from) deferred income taxes	1,256,000	(736,000)	(1,348,000)
Gains on sale of assets, net	(422,000)	(300,000)	(485,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(4,111,000)	2,880,000	1,653,000
Inventories, prepaid expenses and current assets	(1,074,000)	(372,000)	(1,730,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,270,000	(658,000)	810,000
Trade accounts payable, accrued liabilities and insurance reserves	(3,783,000)	1,010,000	705,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(947,000)	(1,008,000)	151,000

Net cash provided by operating activities	15,732,000	17,609,000	12,649,000

Cash flows from investing activities:
Proceeds from sale of assets	1,292,000	832,000	1,264,000
Capital expenditures	(18,469,000)	(9,495,000)	(4,222,000)
Acquisition of companies, net of cash acquired	(520,000)	(3,819,000)	—

Net cash used in investing activities	(17,697,000)	(12,482,000)	(2,958,000)

Cash flows from financing activities:
Borrowings under long-term debt	71,824,000	85,823,000	63,161,000
Repayments of long-term debt	(73,803,000)	(86,288,000)	(89,221,000)
Borrowings under revolving credit facility	—	—	42,159,000
Repayments of revolving credit facility	—	—	(27,674,000)
Book overdraft	2,891,000	196,000	(2,725,000)
Debt issuance costs	—	—	(1,452,000)
Proceeds from issuance of common stock	309,000	213,000	38,000
Repurchase of common stock and Series B preferred stock	(521,000)	(54,000)	(35,000)
Issuance of Series B preferred stock	186,000	158,000	37,000

Net cash provided by (used in) financing activities	886,000	48,000	(15,712,000)

Net change in cash and cash equivalents	(1,079,000)	5,175,000	(6,021,000)
Cash and cash equivalents at beginning of year	2,109,000	1,030,000	6,205,000

Cash and cash equivalents at end of year	$1,030,000	$6,205,000	$184,000

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

4) ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

	JUNE 30,	JUNE 30,
	2002	2003

Union benefits	$675,000	$657,000
Accrued bonuses	1,577,000	423,000
Accrued interest	5,179,000	4,972,000
Accrued insurance	708,000	776,000
Accrued vacation	531,000	531,000
Accrued payroll	2,134,000	2,026,000
Non-compete agreements	1,284,000	909,000
Other	624,000	515,000

	$12,712,000	$10,809,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

(5) REVOLVING CREDIT FACILITY, LONG-TERM DEBT AND SENIOR NOTES

Long-term Debt

     Long-term Debt consists of the following:

	JUNE 30,	JUNE 30,
	2002	2003

Note payable to former officer and shareholder, bearing interest at 8.0% per annum; principal and interest paid monthly until October 2002;	$61,000	$—
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 10.0% per annum which resulted in a discount of $61,000; $300,000 due and paid September 30, 2002;	295,000	—
Note payable secured by certain equipment, stated interest of 0%, imputed interest at 9.0% per annum which resulted in a discount of $51,000; payable $193,000 due and paid March 31, 2003;	181,000	—
Note payable secured by certain equipment, interest of 0%, imputed interest at 3.9% per annum which resulted in a discount of $24,000; payable $123,000 due December 31, 2003 and 2004;	346,000	237,000
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest payable $200,000 due March 1, 2004;	388,000	196,000
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest payable $1,500,000 due March 1, 2004;	2,908,000	1,473,000
Revolving Loan in the maximum credit amount of $30,000,000 secured by certain assets of the Company. The Company was able to elect to maintain the Revolving Loan as a Base Rate Loan, which accrued interest quarterly at 1.25% to 2.00% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the then current prime rate and was payable quarterly, and/or convert into a Eurodollar Loan, which accrued interest at 2.25% to 3.00% (as defined) plus the Eurodollar Rate (as defined) and was payable on the last day of each elected interest period, which ranged from one to six months, as elected by the Company. The effective interest rate at June 30, 2002 was 4.59%. All unpaid principal and interest was paid in May 2003.	9,290,000	—
$20,000,000 Term Loan secured by certain assets of the Company; principal payments of $750,000 per quarter commencing September 15, 2000 through June 15, 2001, $1,250,000 per quarter through June 15, 2002, and $1,500,000 per quarter through June 15, 2004. The Company was able to elect to maintain the Term Loan as a Base Rate Loan, which accrued interest quarterly at 1.25% to 2.00% (as defined) plus the higher of the Federal Funds Effective Rate (as defined) or the current prime rate and is payable quarterly, and/or convert into a Eurodollar Loan, which accrued interest at 2.25% to 3.00% (as defined) plus the Eurodollar Rate (as defined) and was payable on the last day of each elected interest period, which ranged from one to six months, as elected by the Company. The effective interest rate at June 30, 2002 was 3.67%. All unpaid principal and interest was paid in May 2003.	12,000,000	—
Various capital leases and equipment financing agreements due through October 2005 with interest ranging from 0% to 9.6% per annum;	3,315,000	821,000
Other	186,000	183,000

	28,970,000	2,910,000
Less current installments of long-term debt and revolving credit facility	9,217,000	2,551,000

Long-term debt, excluding current installments	$19,753,000	$359,000

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

     Annual maturities of long-term debt for the next five years are as follows:

JUNE 30

2004	$2,551,000
2005	176,000
2006	12,000
2007	5,000
2008	5,000
Thereafter	161,000

$2,910,000

     Revolving Credit Facility

     As of May 22, 2003, the Company replaced the Credit Facility with a new credit facility (“The New Credit”). The New Credit is a $50 million, three year asset based borrowing facility, consisting of a $50 million revolving credit facility, with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate. The provisions of the New Credit facility include a lock-box agreement and also allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation. Management’s understanding of this provision after consultation with the lender, is that the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. The Company has reclassified borrowings under the New Credit facility as a short-term obligation in the consolidated balance sheet, however, The New Credit matures in 2006, see Note 17. In addition, borrowings under The New Credit are subject to certain covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The Company was in compliance with these covenants as of June 30, 2003. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts receivable, equipment, fixtures, cash, and other assets of the Company.

     As of June 30, 2003, the Company had outstanding borrowings under the New Credit of $14.5 million and unused and available amounts under The New Credit of $20.1 million.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2002 and 2003.

	2002		2003

	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE

Financial assets:
Cash and cash equivalents	$6,205,000	$6,205,000	$184,000	$184,000
Net receivables	36,686,000	36,686,000	34,266,000	34,266,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,514,000	2,514,000	1,704,000	1,704,000
Financial liabilities:
Current installments of long-term debt	9,217,000	9,217,000	2,551,000	2,551,000
Borrowings under revolving credit facility	—	—	14,485,000	14,485,000
Trade accounts payable	9,726,000	9,726,000	7,953,000	7,953,000
Accrued liabilities	12,712,000	12,712,000	10,809,000	10,809,000
Current portion of insurance reserves	1,274,000	1,274,000	1,569,000	1,569,000
Billings in excess of costs and estimated earnings on uncompleted contracts	680,000	680,000	831,000	831,000
Long-term debt, excluding current installments	19,753,000	19,753,000	359,000	359,000
Long-term portion of insurance reserves	3,797,000	3,797,000	5,158,000	5,158,000
Senior Notes	100,000,000	95,000,000	100,000,000	78,000,000

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, net receivables, costs and estimated earnings in excess of billings on uncompleted contracts, current installments of long-term debt, borrowings under revolving credit facility, trade accounts payables, accrued liabilities, current portion of insurance reserves, and billings in excess of costs and estimated earnings on uncompleted contracts: The carrying amounts approximate fair value because of the short maturity of these instruments.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2002

	PENHALL	PENHALL
	INTERNATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$1,990,000	$—	$34,696,000	$—	$36,686,000
Inventories	—	—	1,895,000	—	1,895,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	2,514,000	—	2,514,000
Intercompany assets	28,303,000	—	—	(28,303,000)	—
Other current assets	242,000	6,143,000	5,328,000	—	11,713,000

Total current assets	30,535,000	6,143,000	44,433,000	(28,303,000)	52,808,000
Net property, plant and equipment	—	9,078,000	57,189,000	—	66,267,000
Other assets, net	3,177,000	—	10,663,000	—	13,840,000
Investment in parent	—	4,001,000	—	(4,001,000)	—
Investment in subsidiaries	63,239,000	—	—	(63,239,000)	—

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$6,061,000	$3,000	$3,153,000	$—	$9,217,000
Trade accounts payable	4,000	—	9,722,000	—	9,726,000
Accrued liabilities	5,178,000	2,000	7,532,000	—	12,712,000
Current portion of insurance reserves	—	—	1,274,000	—	1,274,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	680,000	—	680,000
Intercompany liabilities	—	26,245,000	2,058,000	(28,303,000)	—

Total current liabilities	11,243,000	26,250,000	24,419,000	(28,303,000)	33,609,000
Long-term debt, excluding current installments	15,290,000	183,000	4,280,000	—	19,753,000
Long-term portion of insurance reserves	—	—	3,797,000	—	3,797,000
Senior notes	100,000,000	—	—	—	100,000,000
Deferred tax liabilities	—	(157,000)	9,496,000	—	9,339,000
Senior Exchangeable Preferred stock	15,075,000	—	—	—	15,075,000
Series A Preferred stock	17,332,000	—	—	—	17,332,000
Stockholders’ equity (deficit)	(61,989,000)	(7,054,000)	70,293,000	(67,240,000)	(65,990,000)

	$96,951,000	$19,222,000	$112,285,000	$(95,543,000)	$132,915,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2003 (RESTATED, see Note 17)

	PENHALL
	INTERNATIONAL	PENHALL
	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$2,648,000	$31,618,000	$—	$34,266,000
Inventories	—	2,362,000	—	2,362,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,704,000	—	1,704,000
Other current assets	271,000	7,066,000	(152,000)	7,185,000

Total current assets	2,919,000	42,750,000	(152,000)	45,517,000
Net property, plant and equipment	8,798,000	44,603,000	—	53,401,000
Intercompany assets	—	19,398,000	(19,398,000)	—
Other assets, net	2,051,000	11,504,000	—	13,555,000
Investment in subsidiaries	70,399,000	—	(70,399,000)	—

	$84,167,000	$118,255,000	$(89,949,000)	$112,473,000

Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$3,000	$2,548,000	$—	$2,551,000
Borrowings under revolving credit facility	—	14,485,000	—	14,485,000
Trade accounts payable	9,000	8,096,000	(152,000)	7,953,000
Accrued liabilities	4,931,000	5,878,000	—	10,809,000
Current portion of insurance reserves	—	1,569,000	—	1,569,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	831,000	—	831,000
Intercompany liabilities	19,398,000	—	(19,398,000)	—

Total current liabilities	24,341,000	33,407,000	(19,550,000)	38,198,000
Long-term debt, excluding current installments	180,000	179,000	—	359,000
Long-term portion of insurance reserves	—	5,158,000	—	5,158,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred stock	16,744,000	—	—	16,744,000
Series A Preferred stock	19,737,000	—	—	19,737,000
Stockholders’ equity (deficit)	(75,944,000)	70,399,000	(70,399,000)	(75,944,000)

	$84,167,000	$118,255,000	$(89,949,000)	$112,473,000

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2003

	PENHALL	PENHALL
	INTERNATIONAL	RENTAL	PENHALL
	CORP.	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(6,029,000)	$—	$18,678,000	$—	$12,649,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	1,264,000	—	1,264,000
Capital expenditures	—	—	(4,222,000)	—	(4,222,000)
Cash from Penhall Rental merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used) in investing activities	6,143,000	(6,143,000)	(2,958,000)	—	(2,958,000)

Cash flows from financing activities:
Due to (from) affiliates	21,456,000	—	(21,456,000)	—	—
Borrowings under long-term debt	61,520,000	—	1,641,000	—	63,161,000
Repayments of long-term debt	(82,874,000)	—	(6,347,000)	—	(89,221,000)
Borrowings under revolving credit facility	—	—	42,159,000	—	42,159,000
Repayments of revolving credit facility	—	—	(27,674,000)	—	(27,674,000)
Book overdraft	—	—	(2,573,000)	(152,000)	(2,725,000)
Debt issuance costs	(104,000)	—	(1,348,000)	—	(1,452,000)
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B preferred stock	(35,000)	—	—	—	(35,000)
Issuance of Series B preferred stock	37,000	—	—	—	37,000

Net cash provided by (used in) financing activities	38,000	—	(15,598,000)	(152,000)	(15,712,000)

Net change in cash and cash equivalents	152,000	(6,143,000)	122,000	(152,000)	(6,021,000)
Cash and cash equivalents at beginning of year	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of year	$152,000	$—	$184,000	(152,000)	$184,000

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

(17) RESTATEMENT

     We have restated our consolidated financial statements for the year ended June 30, 2003 to properly classify our revolving credit facility with General Electric Capital Corporation as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).

     The following table reflects the impact of the reclassification as of June 30:

	JUNE 30, 2003,

	As Previously Reported	As Restated

Borrowings under revolving credit facility	—	14,485,000
Current liabilities	23,713,000	38,198,000
Long-term debt, excluding current installments	14,844,000	359,000

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

March 3, 2004

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