Form 10-Q/A
period 2003-09-30
PENHALL INTERNATIONAL CORP
filed 2004-03-03
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as originally filed on November 12, 2003, is being filed to amend and reflect the restatement of our Consolidated Balance Sheets as of June 30, 2003 and September 30, 2003. During the second quarter of Fiscal 2004, we re-examined the provisions of our revolving credit facility (the “New Credit”). The Company reviewed the New Credit and determined that the associated lock-box agreement satisfied the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Further, we have reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in Statement of Financial Accounting Standard No. 78 (“FAS 78”), “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear that there were any subjective acceleration clauses that fit directly into the definition provided in FAS 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. As a result, the Company has reclassified borrowings under the New Credit facility as a short-term obligation. Each item of the Quarterly Report on Form 10-Q as filed on November 12, 2003 that was affected by the restatement has been amended and restated. Additionally, the Company has reclassified certain June 30, 2003 balances (accrued liabilities and current portion of insurance reserves) to conform with presentation used for September 30, 2003. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

Part I. Financial Information

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2003	2003
	(RESTATED, see Note 4)

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

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2003	2003
	(RESTATED, see Note 4)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$2,551,000	$2,487,000
Borrowings under revolving credit facility (Note 4)	14,485,000	16,208,000
Trade accounts payable	7,953,000	7,901,000
Accrued liabilities	10,809,000	8,910,000
Short-term portion of insurance reserves	1,569,000	1,954,000
Billings in excess of costs and estimated earnings on uncompleted contracts	831,000	1,062,000

Total current liabilities	38,198,000	38,522,000

Long-term debt, excluding current installments	359,000	328,000
Long-term portion of insurance reserve	5,158,000	5,158,000
Senior Notes	100,000,000	100,000,000
Deferred tax liabilities	8,221,000	8,221,000
Senior Exchangeable Preferred Stock, redemption value $16,744,000 and $17,193,000 at June 30, 2003 and September 30, 2003, respectively. Authorized, issued and outstanding 10,000 shares at June 30, 2003 and September 30, 2003	16,744,000	17,193,000
Series A Preferred Stock, redemption value $19,737,000 and $20,394,000 at June 30, 2003 and September 30, 2003, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2003 and September 30, 2003	19,737,000	20,394,000

Stockholders’ deficit:
Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,798 shares at June 30, 2003 and September 30, 2003	35,546,000	36,725,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,870 at June 30, 2003 and September 30, 2003	10,000	10,000
Additional paid-in capital	2,082,000	2,082,000
Treasury stock, at cost, 35,318 common shares at June 30, 2003 and September 30, 2003	(336,000)	(336,000)
Accumulated deficit	(113,246,000)	(115,033,000)

Total stockholders’ deficit	(75,944,000)	(76,552,000)
Commitments and contingencies

	$112,473,000	$113,264,000

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

See accompanying notes to condensed consolidated financial statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTH PERIODS
	ENDED SEPTEMBER 30,

	2002	2003

Cash flows from operating activities:
Net earnings	$62,000	$498,000
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,343,000	3,926,000
Amortization of debt issuance costs	234,000	289,000
Provision for doubtful accounts	126,000	—
Gain on sale of assets	(60,000)	(58,000)
Changes in operating assets and liabilities:
Receivables	(2,758,000)	(4,633,000)
Inventories, prepaid expenses and other assets	(202,000)	1,365,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(382,000)	(394,000)
Trade accounts payable and accrued liabilities	(4,196,000)	(3,414,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	518,000	231,000

Net cash used in operating activities	(2,315,000)	(2,190,000)

Cash flows from investing activities:
Proceeds from sale of assets	135,000	116,000
Capital expenditures	(1,975,000)	(1,387,000)

Net cash used in investing activities	(1,840,000)	(1,271,000)

Cash flows from financing activities:
Borrowings under long-term debt	18,830,000	14,000
Repayments of long-term debt	(19,561,000)	(109,000)
Borrowings under revolving credit facility	—	69,664,000
Repayments of revolving credit facility	—	(67,941,000)
Debt issuance costs	(113,000)	(149,000)
Book overdraft	902,000	1,848,000
Repurchase of common stock and Series B preferred stock	(24,000)	—

Net cash provided by financing activities	34,000	3,327,000

Net change in cash and cash equivalents	(4,121,000)	(134,000)
Cash and cash equivalents at beginning of period	6,205,000	184,000

Cash and cash equivalents at end of period	$2,084,000	$50,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,000	$33,000

Interest	$6,280,000	$6,248,000

Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to redemption value	$980,000	$1,106,000

Accrual of cumulative dividends on preferred stock	$1,038,000	$1,179,000

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

     Results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2003. The June 30, 2003 and September 30, 2003 consolidated financial statements have been restated, see Note 4. Certain June 30, 2003 balances (accrued liabilities and current portion of insurance reserves) have been reclassified to conform to the presentation used for September 30, 2003.

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

(4) Restatement

     We have restated our condensed consolidated financial statements for the year ended June 30, 2003 and the period ended September 30, 2003 to properly classify our revolving credit facility with General Electric Capital Corporation as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).

     The following table reflects the impact of the reclassification:

	JUNE 30, 2003		SEPTEMBER 30, 2003

	As Previously Reported	As Restated	As Previously Reported	As Restated

Borrowings under revolving credit facility	—	14,485,000	—	16,208,000
Current liabilities	23,713,000	38,198,000	22,314,000	38,522,000
Long-term debt, excluding current installments	14,844,000	359,000	16,536,000	328,000

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

		SEPTEMBER 30, 2003 (RESTATED, see Note 4)

	PENHALL
	INTERNATIONAL	PENHALL
	CORP.	COMPANY	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Receivables, net	$1,926,000	$36,973,000	$—	$38,899,000
Inventories	—	2,498,000	—	2,498,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,098,000	—	2,098,000
Other current assets	60,000	5,480,000	—	5,540,000

Total current assets	1,986,000	47,049,000	—	49,035,000
Net property, plant and equipment	8,735,000	42,173,000	—	50,908,000
Intercompany assets	—	22,322,000	(22,322,000)	—
Other assets, net	1,886,000	11,435,000	—	13,321,000
Investment in subsidiaries	72,146,000	—	(72,146,000)	—

	$84,753,000	$122,979,000	$(94,468,000)	$113,264,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$4,000	$2,483,000	$—	$2,487,000
Trade accounts payable	—	7,901,000	—	7,901,000
Accrued liabilities	2,105,000	6,805,000	—	8,910,000
Current portion of insurance reserves	—	1,954,000	—	1,954,000
Borrowings under revolving credit facility	—	16,208,000	—	16,208,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,062,000	—	1,062,000
Intercompany liabilities	22,322,000	—	(22,322,000)	—

Total current liabilities	24,431,000	36,413,000	(22,322,000)	38,522,000
Long-term debt, excluding current installments	178,000	150,000	—	328,000
Long-term portion of insurance reserves	—	5,158,000	—	5,158,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred Stock	17,193,000	—	—	17,193,000
Series A Preferred Stock	20,394,000	—	—	20,394,000
Stockholders’ equity (deficit)	(76,552,000)	72,146,000	(72,146,000)	(76,552,000)

	$84,753,000	$122,979,000	$(94,468,000)	$113,264,000

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2003
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,895,000)	$705,000	$—	$(2,190,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	116,000	—	116,000
Capital expenditures	—	(1,387,000)	—	(1,387,000)

Net cash used in investing activities	—	(1,271,000)	—	(1,271,000)

Cash flows from financing activities:
Due to (from) affiliates	2,924,000	(2,924,000)	—	—
Borrowings under long-term debt	—	14,000	—	14,000
Repayments of long-term debt	(1,000)	(108,000)	—	(109,000)
Borrowings under revolving credit facility	—	69,664,000	—	69,664,000
Repayments of revolving credit facility	—	(67,941,000)	—	(67,941,000)
Debt issuance costs	—	(149,000)	—	(149,000)
Book overdraft	(152,000)	1,848,000	152,000	1,848,000

Net cash provided by financing activities	2,771,000	404,000	152,000	3,327,000

Net change in cash and cash equivalents	(124,000)	(162,000)	152,000	(134,000)
Cash and cash equivalents at beginning of period	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of period	$28,000	$22,000	$—	$50,000

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

Results of Operations

     Three Months Ended September 30, 2003 Compared to Three months Ended September 30, 2002

     Revenues. Revenues for the Three months ended September 30, 2003 (“Interim 2004”) were $47.5 million, an increase of $0.9 million or 2.0% from the three months ended September 30, 2002 (“Interim 2003”). Increased revenues in Interim 2004 were primarily a result of an increase of $3.3 million or 27.4% in Contract Services in Interim 2004, offset by a $2.4 million or 7.0% decrease in Operated Equipment Rental Services. The increase in Contract Services during Interim 2004 has reduced the Contract Services backlog at Interim 2004 by $3.3 million compared to Interim 2002. The increase in Contract Services during Interim 2004 is due to timing set by our customers and is not necessarily indicative of a trend.

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

     General and Administrative Expenses. General and administrative expenses were $7.0 million in Interim 2004 compared to $7.3 million in Interim 2003. As a percent of revenues, general and administrative expenses were 14.6% in Interim 2004 compared to 15.6% in Interim 2003. The decrease in general and administrative expenses during Interim 2004 is primarily attributable to decreases of $0.2 million in payroll and related expenses, $0.1 million decrease in bad debt expense and $0.1 million in insurance expense.

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

     The provisions of the New Credit facility include a lock-box agreement and also allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The Company reviewed the New Credit and determined that the associated lock-box agreement satisfied the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Further, we have reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in FAS 78, “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear that there were any subjective acceleration clauses that fit directly into the definition provided in FAS 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation. Management’s understanding of this provision after consultation with the lender, is that the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the lender to the borrowing base calculation. As a result, the Company has reclassified borrowings under the New Credit facility as a short-term obligation (refer to Note 4 to the condensed consolidated financial statements included in Item 1). In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company. As of September 30, 2003, the Company had outstanding borrowings under the New Credit of $16.2 million and unused and available amounts under The New Credit of $20.7 million.

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

	Years Ended June 30,

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(In thousands)
Fixed rate debt	$2,465	$168	$11	$100,005	$5	$161	$102,815	$81,315 (2)
Average interest rate	2.63%	3.42%	5.75%	12.00%	10.00%	10.00%	11.76%	14.87%
Variable rate LIBOR debt (1)	$0	$0	$16,208	$0	$0	$0	$16,208	$16,208
Weighted average current interest rate								4.62%

(1)	The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet, however, the credit facility matures in 2006. See Note 4 to the consolidated financial statements.

(2)	The fair value of fixed rate debt was determined based on current rates offered for the debt instrument.

Part II — Other Information

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

*	filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2004	Penhall International Corp. /s/ John T. Sawyer

John T. Sawyer Chairman of the Board, President and
Chief Executive Officer

/s/ Jeffrey E. Platt

Jeffrey E. Platt Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2004*

*	filed herewith