Form 10-Q
period 2004-03-31
PENHALL INTERNATIONAL CORP
filed 2004-05-17
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(714) 772-6450
(Registrant’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF MAY 13, 2004

Common Stock, $.01 Par Value	986,552

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X}

PENHALL INTERNATIONAL CORP.

Part 1. Financial Information

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$184,000	$415,000
Receivables:
Contract and trade receivables	29,105,000	27,283,000
Contract retentions due upon completion and acceptance of work	4,105,000	4,171,000

	33,210,000	31,454,000
Less allowance for doubtful receivables	1,592,000	1,698,000

Net receivables	31,618,000	29,756,000
Costs and estimated earnings in excess of billings on uncompleted contracts	1,704,000	1,753,000
Deferred tax assets	3,363,000	3,363,000
Income taxes receivable	2,648,000	2,143,000
Inventories	2,362,000	2,263,000
Prepaid expenses and other current assets	3,638,000	1,415,000

Total current assets	45,517,000	41,108,000
Property, plant and equipment, at cost:
Land	5,004,000	—
Buildings and leasehold improvements	8,793,000	1,243,000
Construction and other equipment	117,860,000	114,922,000

	131,657,000	116,165,000
Less accumulated depreciation and amortization	78,256,000	79,158,000

Net property, plant and equipment	53,401,000	37,007,000
Goodwill	9,053,000	8,700,000
Debt issuance costs, net of accumulated amortization	3,316,000	2,606,000
Other assets, net	1,186,000	907,000

	$112,473,000	$90,328,000

See accompanying notes to unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2003	March 31, 2004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$2,551,000	$621,000
Borrowings under revolving credit facility	14,485,000	—
Trade accounts payable	7,953,000	3,927,000
Accrued liabilities and income taxes payable	10,809,000	8,635,000
Current portion of insurance reserves	1,569,000	2,816,000
Current portion of deferred gain – sale-leaseback	—	133,000
Billings in excess of costs and estimated earnings on uncompleted contracts	831,000	1,149,000

Total current liabilities	38,198,000	17,281,000

Long-term debt, excluding current installments	359,000	30,000
Deferred gain – sale-leaseback	—	2,011,000
Long-term portion of insurance reserves	5,158,000	5,158,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	8,221,000	8,221,000
Senior Exchangeable Preferred Stock, redemption value $16,744,000 and $18,122,000 at June 30, 2003 and March 31, 2004, respectively. Authorized, issued and outstanding 10,000 shares at June 30, 2003 and March 31, 2004	16,744,000	18,122,000
Series A Preferred Stock, redemption value $19,737,000 and $21,767,000 at June 30, 2003 and March 31, 2004, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2003 and March 31, 2004	19,737,000	21,767,000
Stockholders’ deficit:
Series B Preferred Stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,798 shares at June 30, 2003 and March 31, 2004	35,546,000	39,199,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued 1,021,870 at June 30, 2003 and March 31, 2004	10,000	10,000
Additional paid-in capital	2,082,000	2,082,000
Treasury stock, at cost, 35,318 common shares at June 30, 2003 and March 31, 2004	(336,000)	(336,000)
Accumulated deficit	(113,246,000)	(123,217,000)

Total stockholders’ deficit	(75,944,000)	(82,262,000)
Commitments and Contingencies
	$112,473,000	$90,328,000

See accompanying notes to unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTH PERIODS		NINE MONTH PERIODS
	ENDED MARCH 31,		ENDED MARCH 31,
	2003	2004	2003	2004
Revenues	$29,850,000	$31,368,000	$118,470,000	$116,767,000
Cost of revenues	25,416,000	26,163,000	94,306,000	90,606,000

Gross profit	4,434,000	5,205,000	24,164,000	26,161,000
General and administrative expenses	6,617,000	7,281,000	20,627,000	21,680,000
Goodwill impairment	—	353,000	—	353,000
Other operating income	199,000	202,000	1,088,000	823,000

Earnings (loss) from operations	(1,984,000)	(2,227,000)	4,625,000	4,951,000
Interest expense	3,429,000	3,344,000	10,574,000	10,447,000
Other income	—	33,000	—	839,000

Loss before income taxes	(5,413,000)	(5,538,000)	(5,949,000)	(4,657,000)
Income tax benefit	(1,949,000)	(2,082,000)	(2,142,000)	(1,747,000)

Net loss	(3,464,000)	(3,456,000)	(3,807,000)	(2,910,000)
Accretion of preferred stock to redemption value	(1,023,000)	(1,162,000)	(3,011,000)	(3,408,000)
Accrual of cumulative dividends on preferred stock	(1,084,000)	(1,249,000)	(3,191,000)	(3,653,000)

Net loss available to common stockholders	$(5,571,000)	$(5,867,000)	$(10,009,000)	$(9,971,000)

Loss per share basic and diluted	$(5.65)	$(5.95)	$(10.15)	$(10.11)
Weighted average number of shares outstanding basic and diluted	986,552	986,552	986,358	986,552

See accompanying notes to unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTH PERIODS
	ENDED MARCH 31,
	2003	2004
Cash flows provided by operating activities:
Net loss	$(3,807,000)	$(2,910,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,633,000	10,996,000
Amortization of debt issuance costs	705,000	871,000
Provision for doubtful receivables	440,000	437,000
Gain on sale of assets	(224,000)	(1,248,000)
Goodwill impairment	—	353,000
Changes in operating assets and liabilities:
Receivables	5,717,000	1,425,000
Inventories, prepaid expenses, other assets and income taxes receivable	(326,000)	2,827,000
Costs and estimated earnings in excess of billings on uncompleted contracts	873,000	(49,000)
Trade accounts payable, accrued liabilities, income taxes payable and insurance reserves	(7,097,000)	(4,439,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	572,000	318,000

Net cash provided by operating activities	9,486,000	8,581,000

Cash flows from investing activities:
Proceeds from sale of assets	507,000	1,769,000
Proceeds from sale-leaseback	—	11,312,000
Capital expenditures	(3,214,000)	(4,012,000)

Net cash provided by (used in) investing activities	(2,707,000)	9,069,000

Cash flows from financing activities:
Borrowings under long-term debt	1,064,000	96,000
Repayments of long-term debt	(7,648,000)	(2,355,000)
Borrowings under revolving credit facility	57,710,000	164,198,000
Repayments of revolving credit facility	(57,110,000)	(178,683,000)
Debt issuance costs	(133,000)	(161,000)
Book overdraft	(2,880,000)	(514,000)
Proceeds from issuance of common stock	38,000	—
Repurchase of common stock and Series B Preferred Stock	(35,000)	—
Issuance of Series B Preferred Stock	37,000	—

Net cash used in financing activities	(8,957,000)	(17,419,000)

Net change in cash and cash equivalents	(2,178,000)	231,000
Cash and cash equivalents at beginning of period	6,205,000	184,000

Cash and cash equivalents at end of period	$4,027,000	$415,000

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$(1,532,000)	$(2,252,000)

Interest	$12,890,000	$12,497,000

Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred stock to redemption value	$3,011,000	$3,408,000

Accrual of cumulative dividends on preferred stock	$3,191,000	$3,653,000

See accompanying notes to unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
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

     Results of operations for the nine month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2003. Certain June 30, 2003 balances have been reclassified to conform to the presentation used for March 31, 2004.

Loss Per Share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potential diluted securities. The dilutive effect of outstanding options is reflected in diluted loss per share by application of the treasury stock method. For the three and nine month periods ended March 31, 2003 diluted loss per share is the same as basic loss per share as options to purchase 9,125 shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three and nine month periods ended March 31, 2004, diluted loss per share is the same as basic loss per share as options to purchase 8,125 shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Three months ended		Nine months ended
	March 31, 2003	March 31, 2004	March 31, 2003	March 31, 2004
Net loss available to common stockholders as reported	$(5,571,000)	$(5,867,000)	(10,009,000)	$(9,971,000)
Add:
Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	$—	$—	$—	$—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$(5,000)	$(1,000)	$(16,000)	$(7,000)
Pro forma net loss available to common stockholders	$(5,576,000)	$(5,868,000)	$(10,025,000)	$(9,978,000)
Basic and diluted loss per share as reported	$(5.65)	$(5.95)	$(10.15)	$(10.11)
Pro forma basic and diluted loss per share	$(5.65)	$(5.95)	$(10.16)	$(10.11)

At the grant date, the weighted average fair value of options granted was $58.51, this was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.1%, dividend rate of 0% and an expected life of 10 years.

Goodwill

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company adopted these accounting standards effective July 1, 2002. As of December 31, 2002, we completed the transitional impairment analysis under SFAS No. 142, no indicated impairment of goodwill was identified. We performed our annual impairment test as of June 30, 2003, no indicated impairment was identified. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No. 142. We will perform an annual impairment test as of each June 30, thereafter. We will perform an earlier impairment analysis if a triggering event occurs that warrants such analysis. As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of goodwill. During the third quarter of fiscal 2004, we performed a review of the value of our goodwill in accordance with SFAS 142. Based on our review, we recorded a charge of $353,000 to write-down the value of goodwill for a reporting unit. See Note 6 for further discussion.

New Accounting Pronouncements

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other financial instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning after December 15, 2003, (the Company’s fiscal 2005). The Company has determined that upon adoption of Statement 150, accretion recorded related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock will be treated as interest expense in the Company’s consolidated statements of operations and cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results from operations.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

(2) Related Party

     The Company has a balance due to Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) of $300,000 as of March 31, 2004. The balance due as of June 30, 2003 was $75,000.

(3) Commitments and Contingencies

Litigation

The Company has an employment related legal matter pending settlement subject to final approval by the court. As of March 31, 2004, the Company has accrued $250,000 related to this matter.

     There are various additional lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management’s present opinion, based in part upon the advice of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

(4) Sale-leaseback

     On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of our 11 owned properties (the “Real Estate”). The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP. These are two investment funds, sponsored by Prudential Real Estate Investors. Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc. Penhall sold the Real Estate for net proceeds of $11.3 million and immediately entered into eleven 20 year leases with annual lease payments. Penhall also has four 5-year options to extend the lease at the then current fair market value. The gain on sale of $2.2 million will be amortized over the initial term of the leases of 20 years. Through March 31, 2004, the Company has amortized $44,000 of the gain and recorded $403,000 of rent expense under the leaseback. During the third quarter the Company reduced the gain on sale by $470,000 upon determination of additional costs related to the sale. The resulting change to amortization of the gain on sale is not material.

     Future minimum lease payments under these 20 year leases as of March 31, 2004 are as follows:

2004	$1,224,000
2005	1,224,000
2006	1,224,000
2007	1,224,000
2008	1,224,000
Thereafter	22,283,000

$28,403,000

(5) Goodwill Impairment

During the three and nine month periods ended March 31, 2003, the Company recorded no impairment charges in accordance with SFAS No. 142. During the three and nine month periods ended March 31, 2004, the Company recorded $353,000 of impairment charges in accordance with SFAS No. 142.

     As part of its quarterly review of financial results in the third quarter of fiscal 2004, the Company noted indicators that the carrying value of its goodwill may be impaired and performed an impairment test. The impairment test was performed because of the economic downturn affecting the Company’s operations and revenue forecasts. The Company determined that the continued decline in market conditions within the Company’s industry was an indication of goodwill impairment. Accordingly, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142.

     Under the first step of the SFAS No. 142 test, we determined the fair value of the reporting units based on cash flow utilizing a multiple of the three year average EBIDTA to calculate the fair value. Based on the first step analysis, the Company determined that the carrying amount of two reporting units was in excess of the fair value. As such, the Company was required to perform the second step analysis on the two reporting units that failed the first step test to determine the amount of the impairment loss. The Company then performed a preliminary second step analysis in connection with the impairment and determined that an impairment charge of $353,000 was necessary for one of the reporting units. The charge of $353,000 represents all of the goodwill for this reporting unit. Additional impairment losses may occur if the decline in market conditions continues.

(7) Unaudited Condensed Consolidating Financial Information

     The following unaudited consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries, (Penhall Rental Corp. and Penhall Company). Effective July 1, 2002, Penhall Rental was merged into Penhall International Corp. Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors.

     The condensed consolidating financial information presents condensed financial statements as of June 30, 2003 and March 31, 2004 and for the three and nine month periods ended March 31, 2003 and 2004 of:

(a)	Penhall International Corp. on a parent company only basis (“Parent”) (carrying its investments in the subsidiaries under the equity method),

(b)	the Guarantor Subsidiaries,

(c)	elimination entries necessary to consolidate the parent company and its subsidiaries, and

(d)	the Company on a consolidated basis.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	MARCH 31, 2004
	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated
Assets
Current assets:
Receivables, net	$—	$29,756,000	$—	$29,756,000
Inventories	—	2,263,000	—	2,263,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,753,000	—	1,753,000
Other current assets	2,182,000	5,154,000	—	7,336,000

Total current assets	2,182,000	38,926,000	—	41,108,000
Net property, plant and equipment	31,000	36,976,000	—	37,007,000
Intercompany assets	—	14,190,000	(14,190,000)	—
Other assets, net	1,554,000	10,659,000	—	12,213,000
Investment in subsidiary	71,598,000	—	(71,598,000)	—

	$75,365,000	$100,751,000	$(85,788,000)	$90,328,000

Liabilities and Stockholders’ Equity (Deficit)
Current installments of long-term debt	$—	$621,000	$—	$621,000
Trade accounts payable	4,000	3,923,000	—	3,927,000
Accrued liabilities and income taxes payable	2,291,000	6,344,000	—	8,635,000
Current portion of insurance reserves	—	2,816,000	—	2,816,000
Current portion of deferred gain – sale-leaseback	133,000	—	—	133,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,149,000	—	1,149,000
Intercompany liabilities	14,190,000	—	(14,190,000)	—

Total current liabilities	16,618,000	14,853,000	(14,190,000)	17,281,000
Long-term debt, excluding current installments	—	30,000	—	30,000
Deferred gain – sale-leaseback	2,011,000	—	—	2,011,000
Long term portion of insurance reserves	—	5,158,000	—	5,158,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred Stock	18,122,000	—	—	18,122,000
Series A Preferred Stock	21,767,000	—	—	21,767,000
Stockholders’ equity (deficit)	(82,262,000)	71,598,000	(71,598,000)	(82,262,000)

	$75,365,000	$100,751,000	$(85,788,000)	$90,328,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED MARCH 31, 2003
	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated
Revenues	$2,187,000	$29,850,000	$(2,187,000)	$29,850,000
Cost of revenues	—	25,416,000	—	25,416,000

Gross profit	2,187,000	4,434,000	(2,187,000)	4,434,000
General and administrative expenses	183,000	6,830,000	(396,000)	6,617,000
Royalties	—	1,791,000	(1,791,000)	—
Other operating income, net	12,000	187,000	—	199,000
Equity in loss of subsidiary	(2,558,000)	—	2,558,000	—

Loss from operations	(542,000)	(4,000,000)	2,558,000	(1,984,000)
Interest expense	3,377,000	52,000	—	3,429,000

Loss before income taxes	(3,919,000)	(4,052,000)	2,558,000	(5,413,000)
Income tax benefit	(455,000)	(1,494,000)	—	(1,949,000)

Net loss	$(3,464,000)	$(2,558,000)	$2,558,000	$(3,464,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	THREE MONTH PERIOD ENDED MARCH 31, 2004
	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated
Revenues	$1,100,000	$31,368,000	$(1,100,000)	$31,368,000
Cost of revenues	—	26,163,000	—	26,163,000

Gross profit	1,100,000	5,205,000	(1,100,000)	5,205,000
General and administrative expenses	413,000	7,265,000	(397,000)	7,281,000
Royalties	—	703,000	(703,000)	—
Goodwill impairment	—	353,000	—	353,000
Other operating income, net	—	202,000	—	202,000
Equity in earnings of subsidiary	(1,922,000)	—	1,922,000	—

Loss from operations	(1,235,000)	(2,914,000)	1,922,000	(2,227,000)
Interest expense	3,158,000	186,000	—	3,344,000
Other income	33,000	—	—	33,000

Loss before income taxes	(4,360,000)	(3,100,000)	1,922,000	(5,538,000)
Income tax expense (benefit)	(904,000)	(1,178,000)	—	(2,082,000)

Net loss	$(3,456,000)	$(1,922,000)	$1,922,000	$(3,456,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	NINE MONTH PERIOD ENDED MARCH 31, 2003
	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated
Revenues	$8,294,000	$118,470,000	$(8,294,000)	$118,470,000
Cost of revenues	—	94,306,000	—	94,306,000

Gross profit	8,294,000	24,164,000	(8,294,000)	24,164,000
General and administrative expenses	567,000	21,246,000	(1,186,000)	20,627,000
Royalties	—	7,108,000	(7,108,000)	—
Other operating income, net	13,000	1,075,000	—	1,088,000
Equity in earnings of subsidiary	(2,131,000)	—	2,131,000	—

Earnings (loss) from operations	5,609,000	(3,115,000)	2,131,000	4,625,000
Interest expense	10,360,000	214,000	—	10,574,000

Loss before income taxes	(4,751,000)	(3,329,000)	2,131,000	(5,949,000)
Income tax benefit	(944,000)	(1,198,000)	—	(2,142,000)

Net loss	$(3,807,000)	$(2,131,000)	$2,131,000	$(3,807,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	NINE MONTH PERIOD ENDED MARCH 31, 2004
	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated
Revenues	$3,805,000	$116,767,000	$(3,805,000)	$116,767,000
Cost of revenues	—	90,606,000	—	90,606,000

Gross profit	3,805,000	26,161,000	(3,805,000)	26,161,000
General and administrative expenses	861,000	22,008,000	(1,189,000)	21,680,000
Royalties	—	2,616,000	(2,616,000)	—
Goodwill impairment	—	353,000	—	353,000
Other operating income, net	—	823,000	—	823,000
Equity in earnings of subsidiary	1,199,000	—	(1,199,000)	—

Earnings from operations	4,143,000	2,007,000	(1,199,000)	4,951,000
Interest expense	9,579,000	868,000	—	10,447,000
Other income	44,000	795,000	—	839,000

Earnings (loss) before income taxes	(5,392,000)	1,934,000	(1,199,000)	(4,657,000)
Income tax expense (benefit)	(2,482,000)	735,000	—	(1,747,000)

Net loss	$(2,910,000)	$1,199,000	$(1,199,000)	$(2,910,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

UNUAIDTED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	NINE MONTH PERIOD ENDED MARCH 31, 2003
	Penhall	Penhall
	International	Rental	Penhall
	Corp.	Corp.	Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,486,000)	$—	$13,972,000	$—	$9,486,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	507,000	—	507,000
Capital expenditures	—	—	(3,214,000)	—	(3,214,000)
Cash from Penhall Rental merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used in) investing activities	6,143,000	(6,143,000)	(2,707,000)	—	(2,707,000)

Cash flows from financing activities:
Due to (from) affiliates	6,361,000	—	(6,361,000)	—	—
Borrowings under long-term debt	—	—	1,064,000	—	1,064.000
Repayments of long-term debt	(4,563,000)	—	(3,085,000)	—	(7,648,000)
Borrowings under revolving credit facility	57,710,000	—	—	—	57,710,000
Repayments of long-term debt	(57,110,000)	—	—	—	(57,110,000)
Debt issuance costs	(104,000)	—	(29,000)	—	(133,000)
Book overdraft	—	—	(2,880,000)	—	(2,880,000)
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B Preferred Stock	(35,000)	—	—	—	(35,000)
Issuance of Series B Preferred Stock	37,000	—	—	—	37,000

Net cash provided by (used in) financing activities	2,334,000	—	(11,291,000)	—	(8,957,000)

Net change in cash and cash equivalents	3,991,000	(6,143,000)	(26,000)	—	(2,178,000)
Cash and cash equivalents at beginning of period	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of period	$3,991,000	$—	$36,000	$—	$4,027,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2004
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	NINE MONTH PERIOD ENDED MARCH 31, 2004
	Penhall
	International	Penhall
	Corp.	Company	Eliminations	Consolidated
Net cash provided by operating activities	$(5,911,000)	$14,492,000	$—	$8,581,000

Cash flows from investing activities:
Proceeds from sale of assets	—	1,769,000	—	1,769,000
Proceeds from sale-leaseback	11,312,000	—	—	11,312,000
Capital expenditures	—	(4,012,000)	—	(4,012,000)

Net cash provided by (used in) investing activities	11,312,000	(2,243,000)	—	9,069,000

Cash flows from financing activities:
Due to (from) affiliates	(5,208,000)	5,208,000	—	—
Borrowings under long-term debt	—	96,000	—	96,000
Repayments of long-term debt	(183,000)	(2,172,000)	—	(2,355,000)
Borrowings under revolving credit facility	—	164,198,000	—	164,198,000
Repayments of revolving credit facility	—	(178,683,000)	—	(178,683,000)
Debt issuance costs	—	(161,000)	—	(161,000)
Book overdraft	(152,000)	(514,000)	152,000	(514,000)

Net cash used in financing activities	(5,543,000)	(12,028,000)	152,000	(17,419,000)

Net change in cash and cash equivalents	(142,000)	221,000	152,000	231,000
Cash and cash equivalents at beginning of period	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of period	$10,000	$405,000	$—	$415,000

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

	THREE MONTH PERIODS ENDED MARCH 31,				NINE MONTH PERIODS ENDED MARCH 31,
	2003		2004		2003		2004
		% of		% of		% of		% of
	$	Total	$	Total	$	Total	$	Total
	(Dollars in Thousands)				(Dollars in Thousands)
Operated Equipment:
Rental Services	$23,232	77.8%	$23,200	74.0%	$86,744	73.2%	$82,151	70.4%
Contract Services (1)	6,618	22.2%	8,168	26.0%	31,726	26.8%	34,616	29.6%

Total Revenues	$29,850	100.0%	$31,368	100.0%	$118,470	100.0%	$116,767	100.0%

(1)	Contract services revenues exclude services performed by the operated equipment rental divisions on long-term contracts.

\

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

Results of Operations

Nine Months Ended March 31, 2004 Compared to Nine months Ended March 31, 2003

     Revenues. Revenues for the nine months ended March 31, 2004 (“Interim 2004”) were $116.8 million; a decrease of $1.7 million or 1.4% compared to the nine months ended March 31, 2003 (“Interim 2003”). The decrease in revenues in Interim 2004 were primarily a result of an increase of $2.9 million or 9.1% in Contract Services, offset by a $4.6 million or 5.3% decrease in Operated Equipment Rental Services. The decrease in total revenues is attributable to a continuing weakness in the non-residential construction market and uncertainty in government spending.

     Gross Profit. Gross profit totaled $26.2 million in Interim 2004, an increase of $2.0 million or 8.3% from Interim 2003. Gross profit as a percentage of revenues increased from 20.4% in Interim 2003 to 22.4% in Interim 2004. The increase in gross profit from Interim 2003 to Interim 2004 is primarily attributable to significant profits from a major project and the successful settlement of an outstanding claim.

     General and Administrative Expenses. General and administrative expenses were $21.7 million in Interim 2004 compared to $20.6 million in Interim 2003. As a percent of revenues, general and administrative expenses were 18.6% in Interim 2004 compared to 17.4% in Interim 2003. The increase in general and administrative expenses of $1.1 million in Interim 2004 is primarily attributable to an increase of $1.3 million in incentive compensation and $0.3 million in outside professional service, partially offset by decreases of $0.4 million in salary and associated taxes, $0.3 million in depreciation, and $0.1 million in communication expense.

     Interest Expense. Interest expense was $10.4 million in Interim 2004 and $10.6 million in Interim 2003. Although interest expenses attributable to borrowings diminished in 2004, this was partially offset by higher letter of credit expenses.

     Other Income. Other income increased by $0.8 million from Interim 2003 to Interim 2004. This increase is primarily attributable to the sale of an FCC license that was no longer used by the Company.

     Income Tax Benefit. The Company recorded an income tax benefit of $1.7 million, or 37.5% of loss before income taxes in Interim 2004, compared to an income tax benefit of $2.1 million, or 36% of loss before income taxes in Interim 2003.

     Three months Ended March 31, 2004 Compared to Three months Ended March 31, 2003

     Revenues. Revenues for the three months ended March 31, 2004 (“Interim 2004”) were $31.4 million, an increase of $1.5 million or 5.1% over the three months ended March 31, 2003 (“Interim 2003”). Revenue from contract services increased by $1.6 million or 23.4% in Interim 2004 while operated equipment rental services revenues were flat from year to year. The increase in revenues is attributable to higher contract revenues in the Southwest region.

     Gross Profit. Gross profit totaled $5.2 million in Interim 2004, an increase of $0.8 million or 17.4% from Interim 2003. Gross profit as a percentage of revenues increased to 16.6% in Interim 2004 from 14.9% in Interim 2003. The increase in gross profit is primarily attributable to significant profits from a major project.

     General and Administrative Expenses. General and administrative expenses were $7.3 million in Interim 2004 compared to $6.6 million in Interim 2003, an increase of $0.7 million or 10.0%. As a percent of revenues, general and administrative expenses were 23.2% in Interim 2004 compared to 22.2% in Interim 2003. The increase in general and administrative expenses is primarily attributable to increases of $0.3 million in accounting and legal expenses, $0.2 million in bad debt expense, and $0.3 million in rent expense, partial offset by a $0.1 million decrease in incentive compensation.

     Interest Expense. Interest expense was $3.3 million in Interim 2004 compared to $3.4 million in Interim 2003. The lower interest expenses is attributable to lower borrowings in Interim 2004, partially offset by higher letter of credit expenses.

     Income Tax Benefit. The Company had income tax benefit of $2.1 million in Interim 2004 or 38% of loss before taxes compared to an income tax benefit of $1.9 million, or 36.0% of loss before income taxes in Interim 2003.

Liquidity and Capital Resources

     It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit facility (“The New Credit”). The New Credit is a $50 million, three year asset based borrowing facility, consisting of a revolving credit facility (“New Revolver”) of up to $50 million with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit is limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of the Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate.

The provisions of The New Credit facility allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The Company reviewed the New Credit and determined that the associated lockbox agreement satisfied the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Further, we reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in FAS 78, “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear that there were any subjective acceleration clauses that fit directly into the definition provided in FAS 78. However, upon further analysis of the terms of The New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. As a result, the Company has classified borrowings under The New Credit facility as a short-term obligation. The additional reserves may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation. Management’s understanding of this provision after consultation with the lender, is that the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the lender to the borrowing base calculation. In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company. As of March 31, 2004, total borrowing unused and available under The New Credit was $28.7 million.

SUMMARY CASH FLOW DATA (000’s) FOR THE NINE MONTHS ENDED March 31,	2003	2004
Cash and cash equivalents	$4,027	$415
Net cash provided by (used in):
Operating activities	9,486	8,581
Investing activities	(2,707)	9,069
Financing activities	(8,957)	(17,419)
Capital expenditures	(3,214)	(4,012)

     Cash provided by operating activities netted $8.6 million in Interim 2004. Net loss decreased $0.9 million from a $3.8 million loss in Interim 2003 to a $2.9 million loss in Interim 2004. In Interim 2004, the Company’s net loss, gain on sale of assets and trade accounts payable, accrued liabilities, income taxes payable and insurance reserves are offset by depreciation and amortization plus receivables, inventories, prepaid expenses, other assets and income taxes receivable and costs and estimated earnings in excess of billings on uncompleted contracts which resulted in net cash provided by operating activities. In Interim 2003, the Company’s net loss plus trade accounts payable, accrued liabilities, income taxes and insurance reserves were offset by depreciation and amortization and receivables which resulted in $9.5 million in net cash provided from operating activities.

     Net cash provided by investing activities was $9.1 million in Interim 2004, compared to net cash used in investing activities of $2.7 million in Interim 2003. Although capital expenditures remained relatively consistent rising from $3.2 million in Interim 2003 to $4.0 million in 2004, proceeds from sale of assets rose to $13.1 million in Interim 2004 from $0.5 million in Interim 2003. The increase of $12.6 million in Interim 2004 is primarily attributable to the disposal of an unused FCC license for $0.8 million and the sale and the leaseback of the Company’s 11 owned properties, which netted the Company $11.3 million.

     Management estimates that the Company’s annual capital expenditures will be approximately $6.0 million for fiscal 2004.

     Net cash used in financing activities in Interim 2004 was $17.4 million as compared to a use of $9.0 million in Interim 2003. In Interim 2003 and Interim 2004, the Company’s financing activities are primarily a result of borrowings and repayments of debt and a book overdraft.

     Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the recapitalization in 1998, however, the Company has substantial indebtedness and debt service obligations. As of March 31, 2004, the Company and its subsidiaries had approximately $100.7 million of total indebtedness outstanding (including the Notes) plus outstanding letters of credit of $13.7 million and a stockholders’ deficit of approximately $82.3 million. The Company additionally has mandatorily redeemable preferred stock with maturity dates of February 1, 2007 and August 1, 2007; the estimated future obligations are approximately $24.4 million and $33.6 million respectively. As of March 31, 2004, approximately $28.7 million of additional borrowing was available under the Company’s New Credit Facility (as defined).

Sale-leaseback

     On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of our 11 owned properties (the “Real Estate”). The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP. These are two investment funds, sponsored by Prudential Real Estate Investors. Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc. Penhall sold the Real Estate for $12.0 million and immediately entered into eleven 20 year leases with annual lease payments. Penhall also has four 5-year options to extend the lease at the then current fair market value. The gain on sale of $2.2 million will be amortized over the initial term of the leases of 20 years. Through March 31, 2004, the Company has amortized $44,000 of the gain. See Note 4 to the unaudited condensed consolidated financial statements.

New Accounting Pronouncement

     In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003, (the Company’s fiscal 2005). The Company has determined that upon adoption of Statement 150, accretion recorded related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock will be treated as interest expense in the Company’s consolidated statements of operations and cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results from operations.

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

     The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2004.

	Years Ended June 30,
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(In thousands)
Fixed rate debt	$429	$202	$20	$100,000	$0	$0	$100,651	$96,152 (1)
Average interest rate	2.21%	3.09%	2.21%	12.00%	0%	0%	11.94%	12.57%

(1)	The fair value of fixed rate debt was determined based on current rates offered for the debt instrument.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2004, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2004 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

     Part II — Other Information

Items 1-5 are not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

* filed herewith

(b)	Reports on Form 8-K

On December 5, 2003, we filed a Current Report on Form 8-K relating to a sale-leaseback transaction that occurred on December 3, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penhall International Corp.
Date: May 17, 2004	/s/ John T. Sawyer

John T. Sawyer
Chairman of the Board, President and
Chief Executive Officer

/s/ Jeffrey E. Platt

Jeffrey E. Platt
Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2004*

* filed herewith