Form 10-K
period 2004-06-30
PENHALL INTERNATIONAL CORP
filed 2004-10-01
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF OCTOBER 1, 2004
Common Stock, $.01 Par Value	986,552

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:
None

ii

PART I

ITEM 1. BUSINESS

GENERAL

Penhall consists of Penhall International Corporation, an Arizona corporation, and a wholly owned subsidiary, Penhall Company, a California corporation. Penhall Company has three wholly owned subsidiaries, Penhall Investments, a California Corporation, Bob Mack Company, a California corporation, and Penhall Leasing, a California single member limited liability company (collectively Penhall International Corporation and the four subsidiaries are the “Company” or “Penhall”).

On August 4, 1998, a series of mergers (Recapitalization Mergers) were consummated pursuant to which Phoenix Concrete Cutting, Inc., became the corporate parent of Penhall International Inc. (collectively, the Parent Company). Concurrent with the Recapitalization, Phoenix Concrete Cutting, Inc. was renamed Penhall International Corp. and Penhall International Inc. was renamed Penhall Rental Corp. Effective October 1, 1998, all of the operations, and certain of the assets and liabilities of Penhall International Corp., were transferred into Penhall Company. Penhall Rental Corp. was dissolved and merged into Penhall International Corp. effective July 1, 2002.  In connection with the Recapitalization in August of 1998, the Company became the successor obligor of $100,000,000 12% Senior Notes (Senior Notes) due August 2006.  The foregoing transactions are collectively referred to herein as the “Transactions.”

Penhall was founded in 1957 and is one of the largest operated equipment rental providers in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators on an hourly or fixed-price quote basis (“Operated Equipment Rental Services”) to serve construction, industrial, manufacturing, governmental and residential customers. In addition, Penhall complements its Operated Equipment Rental Services by providing the same type of services on a fixed-price contract basis for long-term projects. Penhall employs over 800 skilled operators and has 696 revenue units in its diverse operated equipment rental fleet, which includes a broad selection of equipment ranging from smaller items such as diamond abrasive saws and coring units, to large equipment such as backhoes, excavators, water trucks and concrete grinders. Penhall provides its services from 37 locations in 17 states,  including Arizona, Colorado, Nevada, Texas, Georgia, North and South Carolina, Oregon, New York and Utah. Penhall has a diverse base of over 14,000 customers. With the exception of the California Department of Transportation, no one customer has accounted for more than 5% of its total revenue in any of the past five fiscal years. Penhall has a reputation for high quality service, which results in a high degree of customer loyalty, and management believes that a significant percent of its revenues are derived through repeat business from existing customers. Penhall has increased its revenues from $95.3 million in fiscal 1997 to $157.0 million in fiscal 2004 through 1) increased rental fleet utilization, 2) increasing its rental equipment fleet, 3) acquisitions, and 4) opening of new offices.

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

Based on industry sources, the Company estimates that the United States equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to approximately $23.5 billion in 2003.  This represents a compound annual growth rate of approximately 10.3%, although in the past two years industry rental revenues decreased by about $1.3 billion.  The operated equipment rental industry is a specialized niche segment of the highly fragmented United States equipment rental industry.  Management believes that the operated equipment rental industry has grown at a similar rate during the same period.

The recent slowdown in industry revenues is a reflection of the significant slowdown in private non-residential construction activity, which declined 13.2% and 5.2% in 2002 and 2003, respectively, as well as significant lower state highway and bridge spending due to state budgets deficits.  The Company is particularly sensitive to changes in state highway and non-residential construction activity because these sectors have been principal users of the Company’s services. The long-term growth of the equipment rental industry has been driven primarily by construction spending and continued outsourcing of equipment needs by construction and industrial companies. While customers traditionally have rented equipment for specific purposes such as supplementing capacity during peak periods and in connection with special projects, customers are increasingly looking to rental operators to provide an ongoing, comprehensive supply of equipment, enabling such customers to benefit from the economic advantages and convenience of rental.

EQUIPMENT RENTAL FLEET

Penhall owns and operates a well-maintained fleet of 696 units of operated equipment, including excavators, stompers, backhoes, and compressors, “bobcats,” crushing equipment, saws, drills and grinding, asphalt milling, and grooving equipment. Penhall also carries state-of-the-art manually-operated and remote-controlled breakers, which provide access to contaminated, hazardous or limited access areas and which have been used for hazardous projects such as the demolition of decommissioned nuclear power plants. The Company employs skilled operators, including trainees, for each piece of equipment it operates. The following table is a summary of Penhall’s operated equipment rental fleet as of June 30, 2004:

DESCRIPTION	QUANTITY
Diamond saws	355
Compressors	104
Excavators	22
Grinders	21
Backhoes	49
Bobcats	59
Tankers	27
Stompers	8
Loaders	2
Milling	17
Miscellaneous	32

Total Units	696

In addition to its 696-unit operated equipment rental fleet, Penhall maintains an additional fleet of 34 tankers, and 19 grinders which are used exclusively on fixed-price contracts. Also, Penhall has an inventory of approximately 399 Bare Equipment Rentals, which are rented out on an hourly, daily, weekly or monthly basis without skilled operators. Bare Equipment Rentals include personnel lifts, forklifts, front-end loaders and light towers. Each Penhall location has its own shop and repair and maintenance staff that routinely maintains and repairs the equipment rental fleet.

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

Penhall’s Operated Equipment Rental Services involve short duration assignments lasting from several hours to a few weeks and typically generate revenues of less than $7,500 per assignment. Services provided on this basis include specialized work such as highway and airport runway grooving, asphalt cutting, and demolition work such as concrete breaking, removal, and recycling. Although all lines of equipment are rented for these types of projects, a given project will typically use only one piece of equipment. Operated Equipment Rental Services are typically provided on an hourly basis or for a project with pre-determined specifications, and Penhall quotes a bid to perform and invoice the customer for the project.

Penhall’s services are made available to customers through its 37 regional locations. Penhall maintains a basic equipment rental fleet and operators at each of its 37 locations. If necessary, equipment can be shipped from any of Penhall’s locations to projects at remote sites. Rental fees for Penhall’s equipment range from $80 to $430 per hour and encompass both the equipment and the operator’s time.

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

Contract pricing utilizes the same equipment and services provided through its Operated Equipment Rental Services; however, these services involve longer duration assignments lasting from a few days to several years and may generate revenues of between $7,500 and $10,000,000 per assignment. Services provided on this basis include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. Fixed-price contract projects typically use multiple types of equipment concurrently and require a Penhall supervisor to coordinate the safe and efficient function of Penhall’s workmen and equipment. For fixed-price contract projects, Penhall typically employs the use of its Operated Equipment Rental Services as well as outside rental equipment and sub-contractors. Although Penhall has obtained contractor’s licenses in 26 states (not including 24 states, which do not require licensing), it typically provides its services in the capacity of a subcontractor under prime or general contracts in approximately half of its fixed-price contract projects.

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

SALES AND MARKETING

Penhall maintains a sales and estimating force of approximately 100 people, typically with at least two salespersons based at most of Penhall’s operating locations calling on both new and existing customers. These salespeople provide estimates and prepare bids for projects. Management believes that its fixed-price contract services serve as a unique marketing tool for its Operated Equipment Rental Services and help to increase the utilization of Penhall’s operated equipment rental fleet. Penhall also regularly participates in industry trade shows and conferences, and advertises in trade journals.

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

CUSTOMERS

Most of Penhall’s customers consist of highway, airport and building general contractors and subcontractors, and Federal, state and municipal agencies in various construction, industrial, manufacturing, governmental and residential markets. Some of Penhall’s major customers include the Cleveland Wrecking, North Dakota Dept. of Transportation, California Department of Transportation, Indiana Department of Transportation, Griffith Company, Granite Construction, and All American Asphalt. During fiscal 2004, Management estimates that Penhall served over 11,000 customers and that no one customer accounted for more than 3% of Penhall’s revenues. Management believes that a significant percent of Penhall’s revenues represented repeat business from existing customers.

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

Penhall’s fixed-price contract projects are obtained through competitive bidding. Penhall believes that it is able to compete effectively for fixed-price contract jobs because of its extensive resources and relationships with general contractors.   In many cases, a customer requires a performance bond before a contract is awarded. Penhall believes that its bonding capacity is a competitive advantage over smaller, less financially stable competitors. The Company’s advantage in this area has been demised by the surety market reducing Penhall’s bonding capacity due to both Penhall’s poor results over the past 3 years, as well as reduced bonding capacity in the market.  Further, the Company’s current surety has indicated that another year of operating losses could result in the discontinuation of their surety support.  Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Penhall currently holds a United States trademark and service mark with respect to the “Penhall” name and logo, which it believes are of particular importance to Penhall’s business. Except with respect to the “Penhall” name and logo, Penhall is not dependent on any intellectual property rights.

MANAGEMENT INFORMATION SYSTEM

Penhall utilizes a management information system, which was implemented in fiscal 1997 and subsequently upgraded. The management information system gives management the ability to analyze certain cost results by line of equipment and location. This information network is used to make decisions with respect to investments in new equipment as well as certain other competitive decisions. In addition, the system provides information with respect to contract work-in-progress, which is used by project managers and contract division management to monitor the status of jobs in progress.

RADIO COMMUNICATIONS

Penhall licenses from Motorola and, in one case, from an individual, the right to operate and install certain radio repeater equipment at a number of sites in the State of California. This equipment allows Penhall and its operators in the field to communicate with each other by radio.

In connection with the radio communications referred to above, Penhall holds several licenses from the Federal Communications Commission (“FCC”) that allows it to broadcast over certain designated radio frequencies. These licenses may not be assigned without the FCC’s consent.  During fiscal 2004, Penhall sold one of its three FCC licenses for the amount of $800,000.  The gain on sale of $795,000 is reported in other income in the consolidated statement of operations.

LABOR RELATIONS

As of June 30, 2004 Penhall Company had approximately 1,200 full-time employees. The Company also hires, on an as-needed basis, equipment operators when work-in-progress necessitates additional personnel.

Approximately, 460 of Penhall’s employees are represented by various labor unions. The Company’s unionized work force is divided into approximately 35 certified or lawfully recognized bargaining units.

With the exception of three agreements, all agreements expiring during fiscal 2004 have been renewed or extended. The three pending agreements represent approximately 100 employees. It is anticipated that all agreements will be renewed without any disruption to operations. There are nine agreements expiring during fiscal 2005, all at the very end of the fiscal year. No discussions have begun on those agreements. There is no reason to believe that any expiration will have a material effect on fiscal 2005 operations. There is currently one unfair labor practice charge pending against Penhall either before the National Labor Relations’ Board or the courts.  The National Labor Relations Board has directed that the issue be remanded to the union grievance procedure.  The potential liability is estimated to be less than $10,000.

ITEM 2. PROPERTIES

Penhall is headquartered in Anaheim, California. As of June 30, 2004 Penhall leased 37 facilities which are used for equipment yards and accompanying office space. The following table sets forth the location and square footage of each of such facilities.

LOCATION	APPROX. SQUARE FEET
Anaheim, California (1)	18,300
Gardena, California (1)	3,850
Camarillo, California (1)	3,600
San Leandro, California	6,000
Sacramento, California (1)	8,000
San Diego, California (1)	5,600
Riverside, California	9,000
Santa Clara, California (1)	9,950
Irvine, California	9,500
Bakersfield, California	4,000
Burbank, California (1)	6,200
Phoenix, Arizona (1)	12,900
Austin, Texas (1)	6,100
Grapevine, Texas	7,500
Denver, Colorado (1)	15,100
Austell, Georgia	8,000
Las Vegas, Nevada (1)	11,000
Portland, Oregon	24,000
Salt Lake City, Utah	10,500
Rogers, Minnesota	11,000

LOCATION	APPROX. SQUARE FEET
Birmingham, Alabama	9,600
Golden Valley, Minnesota	11,000
Morrisville, North Carolina	15,000
Charlotte, North Carolina	6,000
Greensboro, North Carolina	5,184
Wilmington, North Carolina	1,000
Greenville, South Carolina	3,500
Columbia, South Carolina	3,500
Charleston, South Carolina	5,000
Buffalo, New York	3,000
Kansas City, Missouri	6,000
Tukwila, Washington	10,017
Fresno, California	4,500
Richmond, Virginia	1,000
Reno, Nevada	800
Tucson, Arizona	1,500
Visalia, California	13,600

(1) On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of 11 owned properties (the “Real Estate”).  The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP.  These are two investment funds, sponsored by Prudential Real Estate Investors.  Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc.  Penhall sold the Real Estate for net proceeds of $11.3 million and immediately entered into eleven 20 year leases with annual lease payments.  Penhall also has 4 5-year options to extend the lease at the then current fair market value.  The gain on sale of $2.2 million will be amortized over the initial term of the leases of 20 years.

Penhall presently leases 37 sites in 16 states (collectively, the “Leased Sites”).  The average remaining term of the leases under which the Leased Sites are held (collectively, the “Real Property Leases”) is approximately 12.9 years (assuming the exercise of all option periods).  The Real Property Leases for the following fourteen Leased sites have remaining terms of less than three years:  (i) Santa Clara, California - October 31, 2005, (ii) Buffalo, New York - July 1, 2005, (iii) Richmond, Virginia - month to month, (iv) Riverside, California - June 30, 2005 (v) Columbia, South Carolina - month to month, (vi) Tucson, Arizona - July 31, 2006, (vii)  Greenville, South Carolina - month to month, (viii) Wilmington, North Carolina - month to month, (ix) Charleston, South Carolina - December 31, 2005, (x) Greensboro, North Carolina- September 30, 2004, (xi) Reno, Nevada - February 28, 2006, (xii) Grapevine, Texas -  December 30, 2006, (xiii) Birmingham, Alabama - month to month, and  (xiv) Kansas City, Missouri - June 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company has an employment related legal matter which was settled and approved by the court subsequent to year end.  The Company estimates that reserves as of June 30, 2004 are sufficient based on the settlement.  As of June 30, 2004, the Company has accrued $250,000 related to this matter.

There are various additional lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business.  It is management’s present opinion, based in part upon the advice of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company did not pay any dividends in fiscal 2003 or 2004. The indenture agreement related to the Senior Notes contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, create liens, make certain asset dispositions and merge or consolidate with, or transfer substantially all of its assets to another person, or engage in certain change of control transactions.

ITEM 6. SELECTED FINANCIAL DATA

FISCAL YEAR ENDED JUNE 30,
2000	2001	2002	2003	2004
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$173,060	$175,769	$161,242	$159,617	$157,030
Cost of revenues	119,169	123,725	121,897	127,626	121,811
Gross profit	53,891	52,044	39,345	31,991	35,219
General and administrative expenses	28,474	28,347	28,364	27,935	28,328
Reorganization expenses	43	—	—	—	—
Goodwill impairment	—	—	—	—	2,682
Other operating income	543	725	839	938	827
Earnings from operations	25,917	24,422	11,820	4,994	5,036
Other income	—	—	—	—	859
Interest expense	15,591	15,263	14,293	14,355	13,880
Earnings (loss) before income taxes	10,326	9,159	(2,473)	(9,361)	(7,985)
Income tax expense (benefit)	4,376	3,900	(856)	(3,441)	(2,342)
Net earnings (loss)	5,950	5,259	(1,617)	(5,920)	(5,643)
Accretion of preferred stock to redemption value	(2,854)	(3,207)	(3,615)	(4,074)	(4,605)
Accrual of cumulative dividends on preferred stock	(2,946)	(3,263)	(3,794)	(4,325)	(4,944)
Net earnings (loss) available to common stockholders	$150	$(1,211)	$(9,026)	$(14,319)	$(15,192)
EARNINGS (LOSS) PER SHARE:
Basic and diluted	.15	(1.22)	(9.16)	(14.52)	(15.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,000,953	995,747	985,345	986,406	986,552
OTHER DATA:
Adjusted EBITDA (1)	40,481	40,676	29,005	21,727	22,073
Adjusted EBITDA margin (2)	23.4%	23.1%	18.0%	13.6%	14.1%
Net cash provided by operating activities	20,282	15,732	17,609	12,649	11,118
Net cash provided by (used in) investing activities	(17,228)	(17,697)	(12,482)	(2,958)	6,848
Net cash provided by (used in) financing activities	(4,030)	886	48	(15,712)	(17,074)
Depreciation and amortization	14,521	16,254	17,185	16,733	14,355
Capital expenditures	18,093	18,469	9,495	4,222	6,442
Units of operated equipment rentals at end of period	664	747	761	710	696
Number of locations at end of period	31	37	38	38	37
Ratio of earnings to fixed charges (3)	1.6	x	1.6	x	—	—	—
CONSOLIDATED BALANCE SHEET DATA AT PERIOD END:
Total assets	122,162	126,962	132,915	112,601	89,407
Long-term obligations, including current maturities	125,235	125,208	128,970	117,395	100,995
Stockholders’ deficit	(62,787)	(61,075)	(65,990)	(75,944)	(86,192)

The following chart depicts the reconciliation of net cash provided by (used) in operating activities to Adjusted EBITDA:

	FISCAL YEAR ENDED JUNE 30,
	2000	2001	2002	2003	2004
Net cash provided by (used in) operating activities	$20,282	$15,732	$17,609	$12,649	$11,118
Interest expense less debt amortization of debt issuance costs	14,706	14,379	13,408	13,042	12,717
Current tax (expense) benefit	1,979	2,644	(120)	(2,093)	779
Provision for doubtful receivables	(340)	(146)	(340)	(767)	(427)
Gain on sale of assets	305	422	300	485	1,285
Amoritzation of deferred gain sale-leaseback	—	—	—	—	64
Change in operating assets and liabilities net of acquisitions	3,506	7,645	(1,852)	(1,589)	(2,604)
Reorganization costs	43	—	—	—	—
Other income	—	—	—	—	(859)
Adjusted EBITDA	$40,481	$40,676	$29,005	21,727	$22,073

(1)          Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude stock-related compensation expense, reorganization costs, other compensation, goodwill impairment and other income. The Company ignores the effect of non-recurring events not related to the core business operations to arrive at EBITDA.  Adjusted EBITDA is presented because Management believes it provides useful information regarding a company’s ability to incur and/or service debt. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company’s profitability or liquidity.

(2)          Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues.

(3)          For the purpose of computing the ratio of earnings to fixed charges, “earnings” consists of earnings before income taxes and fixed charges. “Fixed Charges” consist of interest expense, which includes amortization of debt issuance costs and the interest portion of the Company’s rent expense. Earnings were insufficient to cover fixed charges by $2,473,000, $9,361,000 and $7,985,000 for 2002, 2003, and 2004 respectively.

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

The principal components of Penhall’s operating costs include the cost of labor, equipment rental fleet maintenance costs including parts and service, equipment rental fleet depreciation, insurance and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, Penhall utilizes a range of periods over which it depreciates its equipment on a straight-line basis. On average, Penhall depreciates its equipment over an estimated useful life of three to eight years with a 10% residual value.

Penhall invests in and maintains a large and versatile fleet of rental equipment ranging from relatively small items such as diamond abrasive saws and coring units to larger equipment, including backhoes, excavators, water trucks and concrete grinders. Used equipment is sometimes sold in the ordinary course of business, and gains or loss on sales of assets, net are recognized in “Other Operating Income” in Penhall’s consolidated statements of operations. In fiscal 2002, 2003 and 2004, net gains on sales of assets from such equipment sales were $300,000, $485,000 and $493,000, respectively.

Decisions to dispose of assets in its operated equipment rental fleet (“revenue units”) and add revenue units, are primarily decided at each location.  Revenue units are typically kept for their full economic life.  In an effort to try to maximize fleet utilization, transfers of revenue units between locations are common.  Overall, the Company tends to increase its fleet as total company utilization exceeds 72%.  The following table shows the number of units in Penhall’s operated equipment rental fleet for the following periods:

	FISCAL YEAR ENDED JUNE 30,
	2002	2003	2004
Beginning of Period	747	761	710
# Units Purchased	60	12	19
# Units Disposed	(46)	(63)	(33)
End of Period	761	710	696

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

Revenue Recognition on Long-Term Construction Contracts

Income from construction operations is recorded using the percentage-of-completion method of accounting. The majority of our long-term fixed price contracts with our customers are either “fixed unit price” or “fixed price”. Under fixed unit price contracts, the Company is committed to provide materials or services required by a project at fixed unit prices.  The fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by the Company unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount.  All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

We use the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts are recognized on the percentage-of-completion method in the ratio of costs incurred to estimated final costs.  Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, blades, fuel, maintenance and repairs). Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project which are completed by our project managers. However, projects can be complex and in most cases the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have many projects of varying levels of complexity and size in process at any given time (during 2004 we worked on over 1,000 projects) these changes in estimates typically offset each other without materially impacting our overall profitability. However, large changes in cost estimates in the larger projects, can have a more significant effect on profitability.

Valuation of Long-Lived Assets

Through June 30, 2002, the Company accounted for long-lived assets under SFAS No. 121, “Accounting for the Impairment of Ling-Lived Assets and for Long-Lived Assets to Be Disposed Of.  Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Deteriorating market conditions could potentially impact valuation of long-lived assets.  In markets where adverse market conditions exist, the Company will consider reallocation of long-lived assets to markets where those assets will produce cash flow.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company adopted these accounting standards effective July 1, 2002.   We perform our annual impairment analysis at June 30 of each year.  We will perform an earlier impairment analysis if a triggering event occurs that warrants such analysis.

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

•                  Unanticipated competition; and

•                  EBITDA relative to net book value

As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of goodwill.  Accordingly, we performed a review of the value of our goodwill in accordance with SFAS No. 142.  Based on our review, we recorded a charge of $2,682,000 to write-off the value of goodwill for two reporting units.  Substantially all of the remaining $6,371,000 of goodwill relates to one reporting unit.  Continued deterioration in the markets where Penhall operates could result in further impairment.  As of June 30, 2004, the Company notes that there is no indication of additional goodwill impairment for the reporting units where the goodwill resides.

RESULTS OF OPERATIONS

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Revenues.  Revenues for Fiscal 2004 were $157.0 million compared to $159.6 million for the prior year, a decrease of $2.6 million or 1.6%.  A $2.8 million increase in contract revenue (a 6.4% increase) was offset by a $5.4 million decrease in service revenues (a 4.7% decrease). The lower service revenues is a reflection of the slowdown in private, non-residential construction activity, which declined 16% in 2003 according to Department of Commerce data, and continued into 2004.  Additionally there was significantly lower state highway and bridge spending due to deficits in many state budgets and lack of a replacement program at the federal level for the Transportation Equity Act for the 21st Century, “TEA-21” which expired in 2003.

Penhall operated through 37 locations in 17 states at June 30, 2003 and 2004.  At June 30, 2004, Penhall’s operated rental fleet consisted of 696 units compared to 710 units at June 30, 2003, a decrease of 2.0%.  The smaller fleet of revenue units is attributable to the Company not replacing all of the disposed units since revenue unit utilization rates remain below 72%.

Gross Profit.  Gross profit totaled $35.2 million in Fiscal 2004, an increase of  $3.2 million or 10.1% from Fiscal 2003. Gross profit as a percentage of revenues increased from 20.0% in Fiscal 2003 to 22.4% in Fiscal 2004. The increase in gross profit from Fiscal 2003 to Fiscal 2004 is primarily attributable to significant profits from a major project, the successful settlement of an outstanding claim and a $1.9 million decrease in depreciation expense.  The decrease in depreciation expense is the result of low capital expenditures during 2002, 2003, and 2004

General and Administrative Expenses.  General and administrative expenses were $28.3 million in Fiscal 2004 compared to $27.9 million in Fiscal 2003. As a percent of revenues, general and administrative expenses were 18.0% in Fiscal 2004 compared to 17.5% in Fiscal 2003. The small increase in general and administrative expenses as a percentage of revenues during Fiscal 2004 is primarily attributable to increases in rent expense of $0.8 million associated with the sale/leaseback of Company properties, incentive compensation of $1.3 million, and legal expense of $0.3 million offset by decreases $0.6 million in payroll and related expenses, $0.5 million in depreciation expense and $0.3 million in bad debt expense.

Goodwill Impairment. Total goodwill impairment of $2,682,000 has been recorded for the year ended June 30, 2004.  This expense is the result of impairment testing on all reporting units which had associated goodwill.  A continuing decline in the California market resulted in two California reporting units writing off all associated goodwill.

Other income.  During fiscal 2004, the Company sold one of its FCC licenses and also completed a sale - leaseback of its 11 owned properties, which result in a total gain of $0.9 million.

Interest Expense. Interest expense was $13.9 million in Fiscal 2004 compared to interest expense of $14.4 million in Fiscal 2003. The decrease in interest expense is attributable to lower borrowings in Fiscal 2004 primarily resulting from the proceeds on the sale-leaseback of the Company owned properties, which was used to reduce the borrowings under the revolving credit facility, partially offset by higher costs for letters of credit.

Income Tax Benefit. The Company recorded an income tax benefit of $2.3 million, or 29.3% of loss before income taxes in Fiscal 2004, compared to an income tax benefit of $3.4 million, or 36.8% of loss before income taxes in Fiscal 2003.  The decrease in the effective tax rate in fiscal 2004 is primarily due to non-deductible expenses related to goodwill impairment.

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

Gross Profit.  Gross profit totaled $31.9 million in Fiscal 2003, a decrease of $7.4  million or 18.7% from Fiscal 2002. Gross profit as a percentage of revenues decreased from 24.4% in Fiscal 2002 to 20.0% in Fiscal 2003. The decrease in gross profit from Fiscal 2002 to Fiscal 2003 is primarily attributable to increased competition, cost overruns on certain contracts, and an increase of $1.7 million in insurance costs during Fiscal 2003. The decrease in gross profit as a percentage of revenues was due to increased competition, an increase in insurance costs, decrease in equipment utilization, and a change in the mix of work.  Although the amount of Contract Revenue only increased $0.6 million during Fiscal 2003, the amount of subcontracted work and materials associated with the Contract Revenue increased by $5.9 million.  Typically, the markup on subcontracted work and materials is significantly less than the markup on self performed work.

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

Interest Expense. Interest expense was $14.4 million in Fiscal 2003 compared to interest expense of $14.3 million in Fiscal 2002. The increase in interest expense is attributable to a write-off of $0.3 million of debt issuance costs associated with the Credit Facility replaced by the New Credit (as defined below) offset by lower interest rates and decreased borrowings during Fiscal 2003.

Income Tax Benefit. The Company recorded an income tax benefit of $3.4 million, or 36.8% of loss before income taxes in Fiscal 2003, compared to an income tax benefit of $0.9 million, or 34.6% of loss before income taxes in Fiscal 2002. The increase in the income tax benefit is attributable to a higher loss before income tax in Fiscal 2003.

Contractual Obligations

The following is a summary of the Company’s contractual obligations as of June 30, 2004:

	Fiscal Year Ending June 30,
	2005	2006	2007	2008	2009	Thereafter	Total

Operating lease obligations	$2,752,000	$2,559,000	$2,215,000	$1,985,000	$1,883,000	$21,321,000	$32,715,000
Long-term debt		882,000	113,000				995,000
Senior notes	—	—	100,000,000	—	—	—	100,000,000
Senior exchangeable preferred stock	—	—	24,420,000	—	—	—	24,420,000
Series A Preferred stock	—	—	—	33,587,000	—	—	33,587,000

LIQUIDITY AND CAPITAL RESOURCES

It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (“The New Credit”) secured in May 2003. The New Credit is a $50 million, three year asset based borrowing facility, consisting of a revolving credit facility (“New Revolver”) of up to $50 million with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate.

The provisions of the New Credit facility include a lock-box agreement and also allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The New Credit and the associated lock-box agreement satisfy the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).  We reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear there were any subjective acceleration clauses that fit directly into the definition provided in SFAS No. 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. More specifically, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral.  The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation.  The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. As a result, the Company classifies borrowings under the New Credit facility as a short-term obligation. In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of The Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company.  As of June 30, 2004, the Company had no outstanding borrowings, $15.6 million of outstanding letters of credit, borrowing base limitations of $8.0 million and  borrowings unused and available under The New Credit of $26.4 million.

Summary Cash Flow Data (000’s) for the periods ending June 30,
	2002	2003	2004
Cash and cash equivalents	$6,205	$184	$1,076

Net cash provided by (used in):
Operating activities	$17,609	$12,649	$11,118
Investing activities	$(12,482)	$(2,958)	$6,848
Financing activities	$48	$(15,712)	$(17,074)
Capital expenditures	$9,495	$4,222	$6,442

The Company’s cash and cash equivalents totaled $1.1 million at the June 30, 2004.  We believe that our current cash and cash equivalents, cash generated from operations, and the amount available under our existing credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next 12 months.

Cash provided by operating activities decreased from $12.6 million in fiscal 2003 to $11.1 million in fiscal 2004.  This decrease is primarily attributable to higher receivables and costs and estimated earnings in excess of billings on uncompleted contracts offset by lower prepaid expenses.  The lower prepaid expenses in fiscal 2004 is primarily associated with the timing of insurance payments compared to fiscal 2003.

Cash provided by investing activities in fiscal 2004 of $6.8 million represents a $9.8 million increase from the amount used in investing activities in 2003.  The increase was due to the $11.3 million cash received from the sale and leaseback of 11 sites and $0.8 million received from the sale of an FCC license partially offset by a $2.2 million increase in capital expenditures.  The Company had no acquisitions in fiscal 2004.

Cash used by financing activities in fiscal 2004 increased to $17.1 million compared to $15.7 million in fiscal 2003.  In fiscal 2003 and 2004, net long-term and short-term debt was reduced by $11.6 million and $16.4 million, respectively.

The Company had standby letters of credit totaling $15.6 million at June 30, 2004, all of which are automatically renewable unless participating parties notify the other party thirty days prior to cancellation.  The letters of credit are provided as collateral for our surety and for our insurance programs.  In addition, we are generally required to provide surety bonds that provide an additional measure of security under certain public and private sector contracts. Most of the Company’s surety bonds are performance bonds which do not have a stated expiration date; instead the bonds are generally released when each contract is accepted by our customer.

In fiscal 2003, the Company’s net loss plus add backs of depreciation and amortization, amortization of debt issuance costs, provision for doubtful receivables and the gains on sales of assets,  plus decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and the increase in accounts payable, accrued liabilities and insurance reserves were partially offset by increases in inventories and deferred taxes which resulted in net cash provided by operating activities of $12.6 million. Net cash used for investing activities in Fiscal 2003 was $3.0 million, which included $4.2 million in capital expenditures.  The Company had no acquisitions in Fiscal 2003.

In fiscal 2002, the Company’s net loss plus depreciation and amortization, a decrease in receivables and an increase in accounts payable and accrued liabilities was partially offset by it’s net loss, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts and an increase in deferred taxes which resulted in net cash provided by operating activities of $17.6 million.  Net cash used for investing activities in fiscal 2002 totaled $12.5 million; $3.8 million was used for the acquisition of Bob Mack Company and Arizona Curb Cut and $9.5 million for capital expenditures.

Management estimates that Penhall’s annual capital expenditures will be approximately $12.0 million for fiscal 2005, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 2004, the Company and its subsidiaries had $101.0 million of total indebtedness outstanding (including the Senior Notes) and a stockholders’ deficit of $86.2 million.  As of June 30, 2004 approximately $26.4 million of additional borrowing was available under The New Credit.

As of June 30, 2004, the Company has the following obligations subject to redemption or maturity in fiscal 2006 and 2007:

	Due date	Balance at June 30, 2004
Senior Notes	08/01/06	$100,000,000
Senior Exchangeable Preferred Stock	02/01/07	$18,602,000
Preferred Series A	08/01/07	$22,484,000

The accretion of preferred stock will increase the total obligation through the dates of redemption.  The Company anticipates extending or refinancing these obligations.  No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.  As long as the uncertainty associated with the resolution of these obligations remain, the Company could be subject to adverse consequences including:

•                  Making it more difficult to obtain surety support;

•                  Increasing our vulnerability to general adverse economic and industry conditions;

•                  Limiting our ability to extend or replace the Company’s existing credit facility;

•                  Limiting our ability to extend or replace the Company’s existing Senior Notes:

•                  Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

From August 1, 2002 through October 25, 2002, the Company repurchased capital stock of the Company from four former employees for aggregate consideration of $35,000.  The Company’s Indenture dated as of August 1, 1998 (the “Indenture”) with United States Trust Company, as Trustee (the “Trustee”), permits repurchases of capital stock from former employees in annual amounts up to $1,000,000 and up to $5,000,000 in aggregate over the life of the Indenture; provided that, at the time of any such repurchase, the Company must be able to incur additional indebtedness under the Indenture’s fixed charge coverage ratio.  At the time of the repurchases described above, the Company was not able to incur additional indebtedness under the Indenture’s fixed charge coverage ratio, and accordingly such repurchases were not permitted by the Indenture.  The Company has informed the Trustee of such repurchases.  The Trustee has indicated that it considers the infraction minor and will not pursue written notice of default to the Company.  In the event that the Company receives written notice specifying the default and demanding that such default be remedied from either the Trustee or from Holders of at least 25% of the outstanding principal amount of the Notes, then the Company will arrange for a third party to repurchase Company stock in the aggregate consideration of $35,000 to remedy the default.

The Company’s bonding capacity has been reduced due to both Penhall’s poor results over the past 3 years, as well as reduced bonding capacity in the market.  Further, the Company’s current surety has indicated that another year of operating losses could result in the discontinuation of their surety support.  Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have a material impact on our financial position or results from operations.

In May 2004, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has determined that upon adoption of Statement 150, accretion related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock will be treated as interest expense in the Company’s consolidated statements of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

On March 31, 2004, the FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. We have not yet assessed the impact of adopting this new standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate changes primarily as a result of its notes payable, including New Revolver and Senior Notes which are used to maintain liquidity and fund capital expenditures and expansion of the Company’s operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the New Revolver. The Company does not enter into derivative or interest rate transactions for speculative purposes.

There are no derivative transactions during the years ended June 30, 2003 and 2004.

At June 30, 2004, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,
	2005	2006	2007	2008	2009	THERE- AFTER	TOTAL	FAIR VALUE
	(IN THOUSANDS)

Fixed rate debt	$882	$113	$100,000	$0	$0	$0	$100,995	$95,495	(3)
Average interest rate							11.89%
Variable rate LIBOR debt (1) (2)	0	0	0	0	0	0	0	0
Weighted average current interest rate (1)

At June 30, 2003, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,
	2004	2005	2006	2007	2008	THERE- AFTER	TOTAL	FAIR VALUE
	(IN THOUSANDS)

Fixed rate debt	$2,551	$176	$12	$100,005	$5	$161	$102,910	$80,910	(3)
Average interest rate							11.75%
Variable rate LIBOR debt (1) (2)	0	0	14,485	0	0	0	14,485	14,485
Weighted average current interest rate (1)							4.84%

(1)                    The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet; however, the credit facility matures in 2006.  This is a $50 million revolving credit facility with the interest based upon LIBOR plus 350 basis points.  The total borrowing unused and available under the facility was $26.4 million at June 30, 2004.  See Note 6 to the consolidated financial statements.

(2)                    The Company has different interest rate options for its variable rate debt. See note 6 in the consolidated financial statements for additional information.

(3)                    The fair value of fixed rate debt was determined based on quoted market price for the debt instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company filed as part of this report on Form 10-K are listed in Item 15(a).

Report of Independent Registered Public Accounting Firm

The Board of Directors

Penhall International Corp.:

We have audited the accompanying consolidated balance sheets of Penhall International Corp. and subsidiaries (the Company) as of June 30, 2003 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penhall International Corp. and subsidiaries as of June 30, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.  As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, and accordingly, changed its method of accounting for goodwill effective July 1, 2002.

/s/ KPMG LLP

Costa Mesa, California
September 27, 2004

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$184,000	$1,076,000
Receivables:
Contract and trade receivables	29,105,000	30,386,000
Contract retentions, due upon completion and acceptance of work	4,105,000	4,361,000
	33,210,000	34,747,000
Less allowance for doubtful receivables	1,592,000	1,317,000
Net receivables	31,618,000	33,430,000

Costs and estimated earnings in excess of billings on uncompleted contracts	1,704,000	2,957,000
Deferred tax assets	3,363,000	2,034,000
Income taxes receivable	2,648,000	—
Inventories	2,362,000	2,171,000
Prepaid expenses and other current assets	3,766,000	2,198,000
Total current assets	45,645,000	43,866,000

Property, plant and equipment, at cost:
Land	5,004,000	—
Buildings and leasehold improvements	8,793,000	1,302,000
Construction and other equipment	117,860,000	115,998,000
	131,657,000	117,300,000
Less accumulated depreciation and amortization	78,256,000	81,260,000

Net property, plant and equipment	53,401,000	36,040,000
Goodwill	9,053,000	6,371,000
Debt issuance costs, net of accumulated amortization	3,316,000	2,313,000
Other assets, net	1,186,000	817,000
	$112,601,000	$89,407,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2003	2004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$2,551,000	$882,000
Borrowings under revolving credit facility	14,485,000	—
Trade accounts payable	7,953,000	5,664,000
Accrued liabilities and taxes payable	10,937,000	12,857,000
Current portion of insurance reserves	1,569,000	2,698,000
Current portion of deferred gain – sale-leaseback	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	831,000	1,526,000
Total current liabilities	38,326,000	23,736,000

Long-term debt, excluding current installments	359,000	113,000
Long-term portion of deferred gain – sale-leaseback	—	2,015,000
Long-term portion of insurance reserves	5,158,000	4,878,000
Senior Notes	100,000,000	100,000,000
Deferred tax liabilities	8,221,000	3,771,000
Senior Exchangeable Preferred stock, par value $.01 per share, redemption value $16,744,000 and $18,602,000 at June 30, 2003 and 2004, respectively. Authorized, issued and outstanding 10,000 shares	16,744,000	18,602,000
Series A Preferred stock, par value $.01 per share, redemption value $19,737,000 and $22,484,000 at June 30, 2003 and 2004, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares	19,737,000	22,484,000
Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 18,798 shares at June 30, 2003 and June 30, 2004	35,546,000	40,490,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 1,021,870 at June 30, 2003 and June 30, 2004	10,000	10,000
Additional paid-in capital	2,082,000	2,082,000
Treasury stock, at cost, 35,318 common shares at June 30, 2003 and June 30, 2004	(336,000)	(336,000)
Accumulated deficit	(113,246,000)	(128,438,000)
Total stockholders’ deficit	(75,944,000)	(86,192,000)
Commitments and contingencies
	$112,601,000	$89,407,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AS OF JUNE 30,

	2002	2003	2004

Revenues	$161,242,000	$159,617,000	$157,030,000
Cost of revenues	121,897,000	127,626,000	121,811,000
Gross profit	39,345,000	31,991,000	35,219,000

General and administrative expenses	28,364,000	27,935,000	28,328,000
Goodwill impairment	—	—	2,682,000
Other operating income, net	839,000	938,000	827,000
Earnings from operations, net	11,820,000	4,994,000	5,036,000

Interest expense	14,293,000	14,355,000	13,880,000
Other income	—	—	859,000

Loss before income taxes	(2,473,000)	(9,361,000)	(7,985,000)
Income tax benefit	(856,000)	(3,441,000)	(2,342,000)

Net loss	(1,617,000)	(5,920,000)	(5,643,000)
Accretion of preferred stock to redemption value	(3,615,000)	(4,074,000)	(4,605,000)
Accrual of cumulative dividends on preferred stock	(3,794,000)	(4,325,000)	(4,944,000)

Net loss available to common stockholders	$(9,026,000)	$(14,319,000)	$(15,192,000)

Loss per share basic and diluted	$(9.16)	$(14.52)	$(15.40)
Weighted average number of shares outstanding: Basic and diluted	985,345	986,406	986,552

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2002, 2003 AND 2004

	SERIES B PREFERRED STOCK		COMMON STOCK			TREASURY STOCK
	SHARES OUTSTANDING	AMOUNT	SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SHARES OUTSTANDING	AMOUNT	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
Balance at June 30, 2001	18,701	$27,273,000	1,017,480	$10,000	$1,831,000	(34,173)	(288,000)	$(89,901,000)	(61,075,000)
Shares issued	108	158,000	3,647	—	213,000	—	—	—	371,000
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(3,615,000)	(3,615,000)
Accrual of cumulative dividends	—	3,794,000	—	—	—	—	—	(3,794,000)	—
Repurchase of shares	(18)	(25,000)	—	—	—	(623)	(29,000)	—	(54,000)
Net earnings	—	—	—	—	—	—	—	(1,617,000)	(1,617,000)
Balance at June 30, 2002	18,791	$31,200,000	1,021,127	$10,000	$2,044,000	(34,796)	(317,000)	$(98,927,000)	(65,990,000)
Shares issued	22	37,000	743	—	38,000	—	—	—	75,000
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(4,074,000)	(4,074,000)
Accrual of cumulative dividends	—	4,325,000	—	—	—	—	—	(4,325,000)	—
Repurchase of shares	(15)	(16,000)	—	—	—	(522)	(19,000)	—	(35,000)
Net loss	—	—	—	—	—	—	—	(5,920,000)	(5,920,000)
Balance at June 30, 2003	18,798	$35,546,000	1,021,870	$10,000	$2,082,000	(35,318)	$(336,000)	$(113,246,000)	$(75,944,000)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(4,605,000)	(4,605,000)
Accrual of cumulative dividends	—	4,944,000	—	—	—	—	—	(4,944,000)	—
Net loss	—	—	—	—	—	—	—	(5,643,000)	(5,643,000)
Balance at June 30, 2004	18,798	$40,490,000	1,021,870	$10,000	$2,082,000	(35,318)	$(336,000)	$(128,438,000)	$(86,192,000)

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,

	2002	2003	2004
Cash flows from operating activities:
Net loss	$(1,617,000)	$(5,920,000)	$(5,643,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,185,000	16,733,000	14,355,000
Amortization of debt issuance costs	885,000	1,313,000	1,163,000
Provision for doubtful receivables	340,000	767,000	427,000
Benefit from deferred income taxes	(736,000)	(1,348,000)	(3,121,000)
Gains on sale of assets, net	(300,000)	(485,000)	(1,285,000)
Amortization of deferred gain on sale-leaseback	—	—	(64,000)
Goodwill impairment	—	—	2,682,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	2,880,000	1,653,000	(2,239,000)
Inventories, prepaid expenses, other assets and income taxes receivable	(372,000)	(1,858,000)	4,407,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(658,000)	810,000	(1,253,000)
Trade accounts payable, accrued liabilities, insurance reserves and income taxes payable	1,010,000	833,000	994,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,008,000)	151,000	695,000
Net cash provided by operating activities	17,609,000	12,649,000	11,118,000

Cash flows from investing activities:
Proceeds from sale of assets	832,000	1,264,000	13,290,000
Capital expenditures	(9,495,000)	(4,222,000)	(6,442,000)
Acquisition of companies, net of cash acquired	(3,819,000)	—	—
Net cash provided by (used in) investing activities	(12,482,000)	(2,958,000)	6,848,000

Cash flows from financing activities:
Borrowings under long-term debt	85,823,000	63,161,000	592,000
Repayments of long-term debt	(86,288,000)	(89,221,000)	(2,507,000)
Borrowings under revolving credit facility	—	42,159,000	201,781,000
Repayments of revolving credit facility	—	(27,674,000)	(216,266,000)
Book overdraft	196,000	(2,725,000)	(514,000)
Debt issuance costs	—	(1,452,000)	(160,000)
Proceeds from issuance of common stock	213,000	38,000	—
Repurchase of common stock and Series B Preferred stock	(54,000)	(35,000)	—
Issuance of Series B Preferred stock	158,000	37,000	—
Net cash provided by (used in) financing activities	48,000	(15,712,000)	(17,074,000)
Net change in cash and cash equivalents	5,175,000	(6,021,000)	892,000
Cash and cash equivalents at beginning of year	1,030,000	6,205,000	184,000
Cash and cash equivalents at end of year	$6,205,000	$184,000	$1,076,000

See notes 14 and 16 for supplementary cash flow information.

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Penhall International Corp. and its wholly owned subsidiary Penhall Company (collectively, “the Company” or “Penhall”). Penhall Company has three wholly owned subsidiaries, Penhall Investments, a California Corporation, Penhall Leasing, a California single member limited liability company and Bob Mack Company, Inc. a California Corporation. All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION ON LONG-TERM CONSTRUCTION CONTRACTS

Income from construction operations is recorded using the percentage-of-completion method of accounting. The Company has two types of contracts. The first type of contract is fixed unit in which the percentage-of-completion is determined based on the units completed as a percentage of estimated total units. The second type of contract is lump sum in which the percentage-of-completion is determined based on costs to date as compared to total estimated costs at completion. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract. For long-term contracts, which extend beyond fiscal year ends, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which facts requiring the revision become known. All remaining revenue and costs are recognized as work is performed.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in the cash balance at June 30, 2003 and 2004 is $0.2 million and $0 million that is restricted, respectively.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

INVENTORIES

Inventories, which consist primarily of diamond cutting blades and fuel, are stated at cost. Cost is determined using the purchase price of the assets and is expensed based on usage.

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation of property, plant and equipment based on the following estimated useful lives of the assets, using the straight-line method and a residual value ranging from 7.5% to 10%:

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

GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company adopted these accounting standards effective July 1, 2002.   We perform our annual impairment analysis at June 30 of each year.  We will perform an earlier impairment analysis if a triggering event occurs that warrants such analysis.

Factors we consider important which could trigger an impairment review include:

•       Significant underperformance relative to expected historical or projected future operating results;

•       Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•       Significant negative industry or economic trends;

•       Unanticipated competition; and

•       EBITDA relative to net book value

The following is a reconciliation of net loss and loss per share between the amounts reported for the years ended June 30, 2002, 2003 and 2004 and the adjusted amounts reflecting these new accounting rules:

	2002	2003	2004
Net loss:
Reported loss available to common stockholders	$(9,026,000)	$(14,319,000)	$(15,192,000)
Add back: Goodwill amortization (net of income taxes)	399,000	—	—
Adjusted net loss available to common stockholders	$(8,627,000)	$(14,319,000)	$(15,192,000)
Basic and diluted loss per share:
Reported basic and diluted loss per share	$(9.16)	$(14.52)	$(15.40)
Add back: Goodwill amortization (net of income taxes)	.40	—	—
Adjusted basic and diluted loss per share	$(8.76)	$(14.52)	$(15.40)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Through June 30, 2002, the Company accounted for long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

ENVIRONMENTAL REMEDIATION COSTS

Losses associated with environmental remediation obligations are accrued for when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Company has not historically experienced significant exposure related to environmental remediation costs.

SELF-INSURANCE

Effective May 2001, the Company increased its third-party insurance deductible to $250,000 per occurrence effectively creating self-insurance for the retained risk to the Company. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general and vehicle liability. Losses are accrued based upon the accumulation of estimates for reported losses and includes a provision, based on past experience and using actuarial assumptions, for losses incurred but not reported. The method of determining such estimates and establishing the resulting reserves is continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operations. As of June 30, 2003 and June 30, 2004, the Company had recorded a discounted accrued liability for self-insurance of $6,727,000 and $7,576,000, of which $1,569,000 and $2,698,000 are current at June 30, 2003 and 2004, respectively. The discount rate utilized was 4% for the years ended June 30, 2003 and 2004. The accrued liability on an undiscounted basis was $7,339,000 and $8,253,000 at June 30, 2003 and 2004, respectively.   Management believes that the accrual is adequate to cover the losses incurred to date; however, this accrual is based on estimates and the ultimate liability may be more or less than the amount provided.

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
JUNE 30, 2003 AND 2004

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Year ended June 30,
	2002	2003	2004
Net loss available to common stockholders as reported	$(9,026,000)	$(14,319,000)	$(15,192,000)
Add: Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	—	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(16,000)	(20,000)	(10,000)
Pro forma net loss available to common stockholders	$(9,042,000)	$(14,339,000)	$(15,202,000)

Basic and diluted loss per share as reported	$(9.16)	$(14.52)	$(15.40)

Pro forma basic and diluted loss per share	$(9.18)	$(14.54)	$(15.41)

As of November 2001 (grant date), the weighted average fair value of options granted was $58.51.  This was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.01%, dividend rate of 0% and an expected life of 10 years.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potentially dilutive securities. The dilutive effect of outstanding options is reflected in diluted per share by application of the treasury stock method. During the years ended June 30, 2002, 2003 and 2004, diluted loss per share is the same as basic loss per share as options to purchase 9,260, 9,125, and 8,060 shares of common stock were not included in the computation of diluted loss per share for the years ended June 2002, 2003 and 2004, respectively, as the effect would have been anti-dilutive.

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

SEGMENT INFORMATION

The Company’s only line of business is the rental of operator assisted equipment for use in infrastructure projects. This equipment is rented on an hourly basis and on a longer-term, fixed price basis. The Company does not account for, or manage, the hourly or fixed-price rentals in a separate manner.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

COMPREHENSIVE INCOME (LOSS)

In 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which established new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) equals net income (loss) for each of the years in the three-year period ended June 30, 2004.

RECLASSIFICATIONS

Certain 2002 and 2003 balances have been reclassified to conform to the presentation used in 2004.

(2) RECEIVABLES

Contract receivables represent those amounts, which actually have been billed. Contract retentions are collectible upon completion or other milestones of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows:

	YEAR ENDED JUNE 30,
	2003	2004
Years ending June 30:
2004	$3,284,000	$—
2005	513,000	3,489,000
2006	308,000	545,000
2007	—	327,000
	$4,105,000	$4,361,000

Transactions in the allowance for doubtful receivables are summarized as follows:

	YEAR ENDED JUNE 30,
	2002	2003	2004

Balance, beginning of year	$1,763,000	$1,421,000	$1,592,000
Provision for doubtful accounts	340,000	767,000	427,000
Accounts (charged off) collected	(682,000)	(596,000)	(702,000)

Balance, end of year	$1,421,000	$1,592,000	$1,317,000

(3) OTHER ASSETS:

Other assets consist of the following:

	JUNE 30, 2003	JUNE 30, 2004

Covenants not to compete	$1,887,000	$1,887,000
Accumulated amortization	(701,000)	(1,070,000)

	$1,186,000	$817,000

The covenants not to compete are amortized over the life of the agreements. Amortization expense related to the covenants not to compete amounted to $286,000, $376,000, and $369,000 for the years ended June 30, 2002, 2003 and 2004, respectively.  The Company expects amortization expense for these assets of $315,000 and $305,000 and $197,000, in 2005, 2006, and 2007, respectively.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

4)    GOODWILL IMPAIRMENT

As part of its quarterly review of financial results in the third quarter of fiscal 2004, the Company determined that the continued decline in market conditions within the Company’s industry was a triggering event possibly indicating goodwill impairment.  Accordingly, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142.

Under the first step of the SFAS No. 142 test, we determined the fair value of the reporting unit based on cash flow utilizing a multiple of earnings before interest, depreciation, taxes and amortization (EBIDTA).  The multiple was determined based on prior tansactions conducted by the company and by others in comparible market sectors to calculate the fair value.  Based on the first step analysis, the Company determined that the carrying amount of a reporting unit was in excess of the fair value. As such, the Company was required to perform the second step analysis on the reporting unit that failed the first step in order to determine the amount of the impairment loss.  The Company then performed a preliminary second step analysis in connection with the impairment and determined that an impairment charge of $353,000 was necessary for the reporting unit.  The charge of $353,000 represents all of the goodwill for this reporting unit.

The Company performed the annual impairment test as of June 30, 2004 utilizing a multiple of EBITDA to calculate the fair value.  Based on the first step analysis, the Company determined that the carrying amount of a reporting unit was in excess of the fair value.  The Company performed the second step analysis on the reporting unit to determine the impairment loss.  The Company utilized a third party valuation specialist to assist in the calculation of the impairment on the reporting unit.  In the second step analysis, we assigned fair market values to intangible assets that include assembled workforce, non-compete agreements, tradename, and backlog to determine the remaining fair value of the goodwill.  As a result of the second step analysis we determined that an impairment charge of $2,329,000 was necessary for the reporting unit.  This represents all of the goodwill for this reporting unit.

Total goodwill impairment of $2,682,000 has been included in loss from operations for the year ended June 30, 2004.  Substantially all of the remaining goodwill resides in one reporting unit.  Goodwill as of June 30, 2003 and 2004 was $9,053,000 and $6,371,000, respectively.

5)    ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	JUNE 30, 2003	JUNE 30, 2004

Union benefits	$657,000	$936,000
Accrued bonuses	423,000	990,000
Accrued interest	4,972,000	5,020,000
Accrued insurance	776,000	1,157,000
Accrued vacation	531,000	446,000
Accrued payroll	2,026,000	2,167,000
Non-compete agreements	909,000	585,000
Due to BRS	75,000	375,000
Other	568,000	1,181,000
	$10,937,000	$12,857,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

(6) LONG-TERM DEBT, REVOLVING CREDIT FACILITY AND SENIOR NOTES

Long-term Debt

Long-term debt consists of the following:

	JUNE 30, 2003	JUNE 30, 2004

Note payable secured by certain equipment, interest of 0%, imputed interest at 3.9% per annum which resulted in a discount of $24,000; annual payments of $123,000 due December 31, 2003 and 2004	$237,000	$121,000
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest of $200,000 paid in March 2004	196,000	—
Note payable secured by certain equipment, interest of 2.7% per annum; principal and interest of $1,500,000 paid in March 2004	1,473,000	—
Various capital leases and equipment financing agreements due through October 2005 with interest ranging from 0% to 9.6% per annum	821,000	874,000

Other	183,000	—
	2,910,000	995,000
Less current installments of long-term debt	2,551,000	882,000

Long-term debt, excluding current installments	$359,000	$113,000

Annual maturities of long-term debt for the next five years are as follows:

JUNE 30
2005	$882,000
2006	113,000
2007	—
2008	—
2009	—
Thereafter	—

$995,000

Revolving Credit Facility

As of May 22, 2003, the Company entered into a new credit facility (“The New Credit”). The interest rate on The New Credit is calculated based upon LIBOR plus 350 basis points. In addition the Company is also required to pay the lender a commitment fee equal to 0.5% per annum in respect of undrawn commitments under The New Credit. The New Credit is a $50 million, three year asset based borrowing facility, consisting of a $50 million revolving credit facility, the (“New Revolver”), with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit is limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate.

The provisions of the New Credit facility include a lock-box agreement and also allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The New Credit and the associated lock-box agreement satisfy the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).  We have reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear there were any subjective acceleration clauses that fit directly into the definition provided in SFAS No. 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. More specifically, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation.  The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. As a result, the Company classifies borrowings under the New Credit facility as a short-term obligation. In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company.  As of June 30, 2004, the Company had no outstanding borrowings, $15.6 million of outstanding letters of credit, borrowing base limitations of $8.0 million and  borrowings unused and available under The New Credit of $26.4 million.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

 Senior Notes

On August 4, 1998, in connection with the Recapitalization Mergers, the Company issued $100,000,000 of Senior Notes guaranteed by the wholly-owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company’s option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Senior Notes contain certain financial and non-financial covenants.  The Company anticipates extending or refinancing this obligation.  No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

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

(7)   INCOME TAXES

The Company’s pre-tax loss for the years ended June 30, 2002, 2003 and 2004 was generated from domestic operations.  Income tax expense (benefit) is comprised of the following components for each fiscal year ended June 30:

	YEAR ENDED JUNE 30,
	2002	2003	2004
Current tax expense (benefit):
Federal	$(180,000)	$(2,131,000)	$594,000
State	60,000	38,000	185,000
	(120,000)	(2,093,000)	779,000
Deferred tax expense (benefit):
Federal	(589,000)	(910,000)	(2,570,000)
State	(147,000)	(438,000)	(551,000)
	(736,000)	(1,348,000)	(3,121,000)
	$(856,000)	$(3,441,000)	$(2,342,000)

As of June 30, 2003 and 2004, the Company has a current net deferred tax asset of $3,363,000 and $2,034,000, respectively, and a net non-current deferred tax liability of $8,221,000 and $3,771,000, respectively.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

 Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	JUNE 30, 2003	JUNE 30, 2004
Deferred tax assets:
Allowance for doubtful receivables	$640,000	$529,000
Accruals not currently deductible and other	2,723,000	3,696,000
Net operating loss carryforwards	726,000	45,000
Total deferred tax assets	4,089,000	4,270,000
Deferred tax liabilities — depreciation and amortization	(8,947,000)	(6,007,000)
Net deferred tax liability	$(4,858,000)	$(1,737,000)

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

As of June 30, 2004, we had net operating loss carryforwards (after carrybacks) for state income tax purposes of approximately $876,000.  The state carryforwards have varying expiration dates beginning in 2014.  As of June 30, 2004 the Company had federal AMT credits totaling $176,000 that have no expiration date.

Deferred income tax benefit consists of the following:

	YEAR ENDED JUNE 30
	2002	2003	2004
Allowance for doubtful receivables	$138,000	$(69,000)	$111,000
Accruals not currently deductible and other	(916,000)	(187,000)	(973,000)
Depreciation and amortization	68,000	(392,000)	(2,940,000)
Net operating loss carryforwards	(26,000)	(700,000)	681,000
	$(736,000)	$(1,348,000)	$(3,121,000)

Income tax benefit for each fiscal year ended June 30 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to loss before income taxes as follows:

	YEAR ENDED JUNE 30
	2002	2003	2004
Computed “expected” tax benefit	$(865,000)	$(3,276,000)	$(2,795,000)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal benefit	(57,000)	(264,000)	(238,000)
Non-deductible goodwill impairment charge	—	—	815,000
Other, net	66,000	99,000	(124,000)
	$(856,000)	$(3,441,000)	$(2,342,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

(8)   EMPLOYEE RETIREMENT PLANS

The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Contributions to such plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. Amounts contributed to these plans in fiscal 2002, 2003 and 2004 aggregated $2,589,000, $2,726,000 and $2,878,000, respectively. In the event of the Company’s partial or total withdrawal from such plans, it may be liable for its share of any unfunded vested benefits thereunder. The Company may also be assessed for its share of any unfunded vested benefits resulting from partial or total withdrawal from such plans and any non-payment by other employer participants. Less than 10% of the Company’s employees are covered by a collective bargaining agreement that will expire within one year.

The Company sponsors a defined contribution 401(k) plan. Subject to certain terms and conditions of the plan, substantially all of the Company’s non-union employees are eligible to participate in the plan. The Company may, but is not required to, make matching contributions to the plan each year, which are allocated to each participant’s account in proportion to the amount that he or she has contributed to the plan during the applicable plan year. All Company and employee contributions to the plan plus the earnings thereon are 100% vested. Company contributions expensed under the plan were $515,000, $335,000 and $174,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

(9)   STOCK COMPENSATION PLANS

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

 Stock option activity during the periods indicated is as follows:

	Number of shares underlying options	Weighted-average exercise price

Balance at June 30, 2002	9,260	$58.51
Granted	—	$—
Forfeited	(135)	58.51

Balance at June 30, 2003	9,125	58.51
Granted	—	—
Forfeited	(1,065)	58.51

Balance at June 30, 2004	8,060	$58.51

At June 30, 2004 there were 2,149 exercisable options. The weighted average price and the weighted average remaining life of outstanding options was $58.51 and 7.3 years, respectively.

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

Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 346,011 and 334,512 shares of common stock and 8,323 and 7,970 shares of Series B Preferred stock at June 30, 2003 and 2004, respectively

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

(10) REDEEMABLE PREFERRED STOCK

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

Penhall International Corp. may, at its option, redeem at any time, from any source of funds legally available therefore, in whole or in part, any or all of the shares of Senior Exchangeable Preferred stock, at a redemption price per share equal to 100% of the then effective Senior Exchangeable Preferred Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date. On February 1, 2007, Penhall International Corp. shall redeem, from any source of funds legally available therefore, all of the then outstanding shares of Senior Exchangeable Preferred stock at a redemption price per share equal to 100% of the then effective Senior Exchangeable Preferred Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.  On February 1, 2007, the Senior Exchangeable Preferred Stock plus accretion will be valued at approximately $24.4 million.  The Company anticipates extending or refinancing this obligation.  No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

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
JUNE 30, 2003 AND 2004

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

Penhall International Corp. may, at its option, redeem at any time, from any source of funds legally available therefore, in whole or in part, any or all of the shares of Series A Preferred stock, at a redemption price per share equal to 100% of the then effective Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date. On August 1, 2007, Penhall International Corp. shall redeem, from any source of funds legally available therefore, all of the then outstanding shares of Series A Preferred stock at a redemption price per share equal to 100% of the then effective Liquidation Preference per share, plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date.  On August 1, 2007, the Series A Preferred Stock plus accretion will be valued at $33.6 million.  The Company anticipates extending or refinancing  this obligation.  No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

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

(11) COMMITMENTS AND CONTINGENCIES

Leases

(a)  Capital Leases

The Company is obligated under various capital leases for certain construction equipment that expire at various dates through October 2005. At June 30, 2003 and 2004, the cost of construction equipment and the related depreciation recorded for equipment under capital leases were as follows:

	2003	2004
Construction Equipment	$340,000	$340,000
Less accumulated depreciation	192,000	292,000
	$148,000	$48,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

The present value of the minimum lease payments as of June 30, 2004 is $54,000 (note 6).   Amortization of assets held under capital leases is included in depreciation expense.

(b)  Operating Leases

The Company and its subsidiaries lease various properties and equipment under long-term agreements, which expire at varying dates through December 2023. Certain of these leases provide for renegotiation of annual rentals at specified dates. Rent expense was $1,513,000, $1,573,000 and $2,549,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2004 are as follows:

YEARS ENDING JUNE 30:
2005	$2,752,000
2006	2,559,000
2007	2,215,000
2008	1,985,000
2009	1,883,000
Thereafter	21,321,000
$32,715,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalent accounts, and contract and trade receivables.  At June 30, 2003 and 2004, the Company had approximately $175,000 and $975,000 respectively, on deposit at one financial institution.

There were no customers that accounted for more than 5% of consolidated revenues or outstanding accounts receivable as of June 30, 2002, 2003 or 2004.

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

Letters of Credit

As of June 30, 2004, the Company had outstanding standby letters of credit of $15,612,000 with a financial institution for the benefit of the Company’s insurers (note 6).  The standby letters of credit reduce the amount of borrowings available under the Company’s New Credit.  The standby letters of credit are automatically renewable unless participating parties notify the other party thirty days prior to cancellation.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

Surety Bonds

As is customary in the construction business, the Company is required to provide surety bonds to secure our performance under construction contracts. The Company’s ability to obtain surety bonds primarily depends upon capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of the backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain re-insurers of surety risk have limited their participation in this market. Further, the Company’s current surety has indicated that another fiscal year of operating losses by the Company could result in the discontinuation of their surety support. Therefore, the Company may be unable to obtain surety bonds, which could have a material adverse effect on our business.

Litigation

The Company has an employment related legal matter which was settled and approved by the court subsequent to year end.  The Company estimates that reserves as of June 30, 2004 are sufficient based on the settlement.  As of June 30, 2004, the Company has accrued $250,000 related to this matter.

There are various additional lawsuits and claims pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business.  It is management’s present opinion, based in part upon the advice of legal counsel, that the outcome of these preoceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

Certain Fees Payable to BRS; BRS Management Agreement – Related Party

Upon consummation of the Recapitalization Mergers, the Company entered into a management services agreement (the “Management Agreement”) with Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) pursuant to which BRS will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The fees payable pursuant to the Management Agreement were negotiated on an arm’s-length basis by representatives of BRS and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company. The amount owed to BRS as of June 30, 2003 and 2004 was $75,000 and $375,000, respectively, and is recorded in accrued liabilities.  During the years ended June 30, 2002, 2003 and 2004, the Company recorded $300,000, respectively, under the arrangement which has been recorded in general and administrative expenses in the statement of operations.

(12) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consists of the following:

	JUNE 30, 2003	JUNE 30, 2004
Costs incurred on uncompleted contracts	$45,511,000	$50,785,000
Estimated earnings to date	3,108,000	7,232,000
	48,619,000	58,017,000
Less billings to date	47,746,000	56,586,000
	$873,000	$1,431,000
Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,704,000	$2,957,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(831,000)	(1,526,000)
	$873,000	$1,431,000

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2003 and 2004.

	2003		2004
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Financial assets:
Cash and cash equivalents	$184,000	$184,000	$1,076,000	$1,076,000
Net receivables	31,618,000	31,618,000	33,430,000	33,430,000
Costs and estimated earnings in excess of billings on uncompleted contracts	1,704,000	1,704,000	2,957,000	2,957,000
Taxes receivable	2,648,000	2,648,000	—	—
Financial liabilities:
Current installments of long-term debt	2,551,000	2,551,000	882,000	882,000
Borrowings under revolving credit facility	14,485,000	14,485,000	—	—
Trade accounts payable	7,953,000	7,953,000	5,664,000	5,664,000
Accrued liabilities, short-term portion of insurance reserves, and taxes payable	12,506,000	12,506,000	15,555,000	15,555,000
Billings in excess of costs and estimated earnings on uncompleted contracts	831,000	831,000	1,526,000	1,526,000
Long-term debt, excluding current installments	359,000	359,000	113,000	113,000
Long-term portion of insurance reserves	5,158,000	5,158,000	4,878,000	4,878,000
Senior Notes	100,000,000	78,000,000	100,000,000	94,500,000

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, net receivables, costs and estimated earnings in excess of billings on uncompleted contracts, taxes receivable, current installments of long-term debt, trade accounts payables, accrued liabilities, short-term portion of insurance reserves and and taxes payable, and billings in excess of costs and estimated earnings on uncompleted contracts:  The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt, excluding current installments, revolving credit facility, and Senior Notes: The fair value of the Company’s long-term debt and revolving credit facility is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company as of the date of the consolidated balance sheets.  The fair value of the Senior Notes is the quoted market price as of June 30, 2004.

Long-term portion of insurance reserves:  The fair value of the Company’s long-term portion of insurance reserves has been calculated utilizing a 4% discount rate for the years ended June 30, 2003 and 2004.  These rates are consistent with market discount rates for determining the present value of future liabilities.

(14)  SALE-LEASEBACK

On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of our 11 owned properties (the “Real Estate”).  The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP.  These are two investment funds, sponsored by Prudential Real Estate Investors.  Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc.  Penhall sold the Real Estate for net proceeds of $11.3 million and immediately entered into eleven 20 year leases with annual lease payments.  Penhall also has four 5-year options to extend the lease at the then current fair market value.  The gain on sale of $2.2 million will be amortized over the initial term of the leases of 20 years.  Through June 30, 2004, the Company has amortized $64,000 of the gain and recorded $709,000 of rent expense under the leaseback.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

(15) GUARANTORS AND FINANCIAL INFORMATION

The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The Guarantor Subsidiaries, (Penhall Rental Corp. (through dissolution effective July 1, 2002) and Penhall Company and subsidiaries), guarantee certain obligations of the Company, including the Senior Notes.  Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors.

The condensed consolidating financial information presents condensed financial statements as of June 30, 2003 and 2004 and for the years ended June 30, 2002, 2003 and 2004 of:

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2003
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$31,618,000	$—	$31,618,000
Inventories	—	2,362,000	—	2,362,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,704,000	—	1,704,000
Other current assets	2,994,000	7,119,000	(152,000)	9,961,000

Total current assets	2,994,000	42,803,000	(152,000)	45,645,000
Net property, plant and equipment	8,798,000	44,603,000	—	53,401,000
Intercompany assets	—	19,398,000	(19,398,000)	—
Other assets, net	2,051,000	11,504,000	—	13,555,000
Investment in subsidiaries	70,399,000	—	(70,399,000)	—

	$84,242,000	$118,308,000	$(89,949,000)	$112,601,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$3,000	$2,548,000	$—	$2,551,000
Borrowings under revolving credit facility	—	14,485,000	—	14,485,000
Trade accounts payable	9,000	8,096,000	(152,000)	7,953,000
Accrued liabilities	5,006,000	5,931,000	—	10,937,000
Current portion of insurance reserves	—	1,569,000	—	1,569,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	831,000	—	831,000

Total current liabilities	5,018,000	33,460,000	(152,000)	38,326,000

Long-term debt, excluding current installments	180,000	179,000	—	359,000
Long-term portion of insurance reserves	—	5,158,000	—	5,158,000
Intercompany liabilities	19,398,000	—	(19,398,000)	—
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred stock	16,744,000	—	—	16,744,000
Series A Preferred stock	19,737,000	—	—	19,737,000
Stockholders’ equity (deficit)	(75,944,000)	70,399,000	(70,399,000)	(75,944,000)

	$84,242,000	$118,308,000	$(89,949,000)	$112,601,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

	JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$33,430,000	$—	$33,430,000
Inventories	—	2,171,000	—	2,171,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,957,000	—	2,957,000
Other current assets	114,000	5,194,000	—	5,308,000

Total current assets	114,000	43,752,000	—	43,866,000
Net property, plant and equipment	23,000	36,017,000	—	36,040,000
Other assets, net	1,388,000	8,113,000	—	9,501,000
Investment in subsidiaries	60,171,000	—	(60,171,000)	—

	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$—	$882,000	$—	$882,000
Trade accounts payable	3,000	5,661,000	—	5,664,000
Accrued liabilities and taxes payable	5,725,000	7,132,000	—	12,857,000
Current portion of insurance reserves	—	2,698,000	—	2,698,000
Current portion of deferred gain–sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,526,000	—	1,526,000

Total current liabilities	5,837,000	17,899,000	—	23,736,000

Long-term debt, excluding current installments	—	113,000	—	113,000
Long-term portion of deferred gain – sale-leaseback	2,015,000	—	—	2,015,000
Long-term portion of insurance reserves	—	4,878,000	—	4,878,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	18,602,000	—	—	18,602,000
Series A Preferred stock	22,484,000	—	—	22,484,000
Stockholders’ equity (deficit)	(86,192,000)	60,171,000	(60,171,000)	(86,192,000)

	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	YEAR ENDED JUNE 30, 2002

	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$—	$11,664,000	$161,242,000	$(11,664,000)	$161,242,000
Cost of revenues	—	—	132,043,000	(10,146,000)	121,897,000

Gross profit	—	11,664,000	29,199,000	(1,518,000)	39,345,000
General and administrative expenses	411,000	352,000	29,119,000	(1,518,000)	28,364,000
Other operating income, net	81,000	45,000	713,000	—	839,000
Equity in earnings of subsidiaries	7,247,000	—	—	(7,247,000)	—

Earnings from operations	6,917,000	11,357,000	793,000	(7,247,000)	11,820,000
Interest expense	14,062,000	19,000	212,000	—	14,293,000

Earnings (loss) before income taxes	(7,145,000)	11,338,000	581,000	(7,247,000)	(2,473,000)
Income tax expense (benefit)	(5,528,000)	4,403,000	269,000	—	(856,000)

Net earnings (loss)	$(1,617,000)	$6,935,000	$312,000	$(7,247,000)	$(1,617,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

	YEAR ENDED JUNE 30, 2003
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$5,174,000	$159,617,000	$(5,174,000)	$159,617,000
Cost of revenues	—	131,217,000	(3,591,000)	127,626,000

Gross profit	5,174,000	28,400,000	(1,583,000)	31,991,000
General and administrative expenses	829,000	28,689,000	(1,583,000)	27,935,000
Other operating income, net	11,000	927,000	—	938,000
Equity in earnings of subsidiaries	106,000	—	(106,000)	—

Earnings (loss) from operations	4,462,000	638,000	(106,000)	4,994,000
Interest expense	13,918,000	437,000	—	14,355,000

Earnings (loss) before income taxes	(9,456,000)	201,000	(106,000)	(9,361,000)
Income tax expense (benefit)	(3,536,000)	95,000	—	(3,441,000)

Net earnings (loss)	$(5,920,000)	$106,000	$(106,000)	$(5,920,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

	YEAR ENDED JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$5,102,000	$157,030,000	$(5,102,000)	$157,030,000
Cost of revenues	—	125,328,000	(3,517,000)	121,811,000

Gross profit	5,102,000	31,702,000	(1,585,000)	35,219,000
General and administrative expenses	1,276,000	28,637,000	(1,585,000)	28,328,000
Goodwill impairment	—	2,682,000	—	2,682,000
Other operating income, net	—	827,000	—	827,000
Equity in loss of subsidiaries	(465,000)	—	465,000	—

Earnings from operations	3,361,000	1,210,000	465,000	5,036,000

Interest expense	12,720,000	1,160,000	—	13,880,000
Other income	64,000	795,000	—	859,000

Earnings (loss) before income taxes	(9,295,000)	845,000	465,000	(7,985,000)
Income tax expense (benefit)	(3,652,000)	1,310,000	—	(2,342,000)

Net earnings (loss)	$(5,643,000)	$(465,000)	$465,000	$(5,643,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2002
	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(1,886,000)	$7,308,000	$19,434,000	$(7,247,000)	$17,609,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	832,000	—	832,000
Capital expenditures	—	26,000	(9,521,000)	—	(9,495,000
Acquisition of companies, net of cash acquired	—	—	(3,819,000)	—	(3,819,000)

Net cash provided by (used) in investing activities	—	26,000	(12,508,000)	—	(12,482,000)

Cash flows from financing activities:
Due to (from) affiliates	3,456,000	(2,101,000)	(8,602,000)	7,247,000	—
Borrowings under long-term debt	82,900,000	—	2,923,000	—	85,823,000
Repayments of long-term debt	(84,787,000)	(11,000)	(1,490,000)	—	(86,288,000)
Book overdraft	—	—	196,000	—	196,000
Proceeds from issuance of common stock	213,000	—	—	—	213,000
Repurchase of common stock and Series B Preferred stock	(54,000)	—	—	—	(54,000)
Issuance of Series B Preferred stock	158,000	—	—	—	158,000

Net cash provided by (used in) financing activities	1,886,000	(2,112,000)	(6,973,000)	7,247,000	48,000

Net change in cash and cash equivalents	—	5,222,000	(47,000)	—	5,175,000
Cash and cash equivalents at beginning of year	—	921,000	109,000	—	1,030,000

Cash and cash equivalents at end of year	$—	$6,143,000	$62,000	$—	$6,205,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

	YEAR ENDED JUNE 30, 2003
	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(6,029,000)	$—	$18,678,000	$—	$12,649,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	1,264,000	—	1,264,000
Capital expenditures	—	—	(4,222,000)	—	(4,222,000)
Cash from Penhall Rental merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used) in investing activities	6,143,000	(6,143,000)	(2,958,000)	—	(2,958,000)

Cash flows from financing activities:
Due to (from) affiliates	21,456,000	—	(21,456,000)	—	—
Borrowings under long-term debt	61,520,000	—	1,641,000	—	63,161,000
Repayments of long-term debt	(82,874,000)	—	(6,347,000)	—	(89,221,000)
Borrowings under revolving credit facility	—	—	42,159,000	—	42,159,000
Repayments of revolving credit facility	—	—	(27,674,000)	—	(27,674,000)
Book overdraft	—	—	(2,573,000)	(152,000)	(2,725,000)
Debt issuance costs	(104,000)	—	(1,348,000)	—	(1,452,000)
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B Preferred stock	(35,000)	—	—	—	(35,000)
Issuance of Series B Preferred stock	37,000	—	—	—	37,000

Net cash provided by (used in) financing activities	38,000	—	(15,598,000)	(152,000)	(15,712,000)

Net change in cash and cash equivalents	152,000	(6,143,000)	122,000	(152,000)	(6,021,000)
Cash and cash equivalents at beginning of year	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of year	$152,000	$—	$184,000	$(152,000)	$184,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

	YEAR ENDED JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(1,012,000)	$12,130,000	$—	$11,118,000

Cash flows from investing activities:
Proceeds from sale of assets	11,312,000	1,978,000	—	13,290,000
Capital expenditures	—	(6,442,000)	—	(6,442,000)

Net cash provided by (used) in investing activities	11,312,000	(4,464,000)	—	6,848,000

Cash flows from financing activities:
Due to (from) affiliates	(10,109,000)	10,109,000	—	—
Borrowings under long-term debt	—	592,000	—	592,000
Repayments of long-term debt	(183,000)	(2,324,000)	—	(2,507,000)
Borrowings under revolving credit facility	—	201,781,000	—	201,781,000
Repayments of revolving credit facility	—	(216,266,000)	—	(216,266,000)
Book overdraft	(152,000)	(514,000)	152,000	(514,000)
Debt issuance costs	—	(160,000)	—	(160,000)

Net cash provided by (used in) financing activities	(10,444,000)	(6,782,000)	152,000	(17,074,000)

Net change in cash and cash equivalents	(144,000)	884,000	152,000	892,000

Cash and cash equivalents at beginning of year	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of year	$8,000	$1,068,000	$—	$1,076,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

(16) SUPPLEMENTARY CASH FLOW INFORMATION

The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities for the years ended June 30:

	2002	2003	2004

Cash paid during the year for:
Income taxes	$787,000	$—	$—
Interest	13,427,000	13,227,000	12,666,000
Noncash investing and financing activities -
Borrowings related to the acquisition of assets	$547,000	$—	$—
Accretion of preferred stock to redemption value	3,615,000	4,074,000	4,605,000
Accrual of cumulative dividends on preferred stock	3,794,000	4,325,000	4,944,000

The following table details the assets acquired and liabilities assumed as part of the fiscal 2002 acquisitions.  There were no acquisitions in 2003 or 2004:

2002
Inventory	$6,000
Property, plant and equipment	6,859,000
Goodwill	2,385,000
Other assets	1,474,000
Accrued liabilities	1,266,000
Income taxes payable	227,000
Deferred tax liability	1,959,000
Long-term debt	3,680,000

(17) SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited supplementary financial information for 2003 and 2004:

	FOR THE QUARTERS ENDED 2003
	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$46,576,000	$42,044,000	$29,850,000	$41,147,000
Gross profit	10,291,000	9,098,000	4,351,000	8,251,000
Earnings (loss) before income taxes	97,000	(633,000)	(5,413,000)	(3,412,000)
Net earnings (loss)	62,000	(405,000)	(3,464,000)	(2,113,000)
Net loss available to common stockholders	(1,957,000)	(2,481,000)	(5,571,000)	(4,310,000)
Basic and diluted loss per share	(1.98)	(2.52)	(5.65)	(4.37)

	FOR THE QUARTERS ENDED 2004
	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$47,524,000	$37,875,000	$31,368,000	$40,263,000
Gross profit	11,020,000	9,713,000	5,125,000	9,361,000
Earnings (loss) before income taxes	804,000	77,000	(5,538,000)	(3,328,000)
Net earnings (loss)	498,000	48,000	(3,456,000)	(2,733,000)
Net loss available to common stockholders	(1,787,000)	(2,316,000)	(5,868,000)	(5,221,000)
Basic and diluted loss per share	(1.81)	(2.35)	(5.95)	(5.29)

During the quarter ended June 30, 2004 the Company recorded a goodwill impairment charge of $2,329,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our president and chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 27, 2004, Bruce C. Bruckmann resigned from the Company’s Board of Directors citing other commitments as his reason for leaving.  On August 17, 2004, Rice Edmonds, a principle at BRS, was elected to the Company’s Board of Director.  Mr. Edmonds joined BRS in 1996.  Previously, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds received his BS from the University of Virginia McIntire School of Commerce and his MBA from The Wharton School of the University of Pennsylvania.  Mr. Edmonds is a director of H&E Equipment Services, L.L.C., Real Mex Restaurants, Inc., II Fornaio (America) Corporation, McCormick & Schmick Restaurant Corporation, Copeland Enterprises, Inc., Town Sports International, Inc., The Sheridan Group, Inc., Penhall International, Inc. and Lazy Days’ RV Center, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers as of June 30, 2004 of the Company. Directors of the Company hold their offices for a term of one year or until their successors are elected and qualified; executive officers of the Company serve at the discretion of the Board of Directors.

NAME	AGE	TITLE
John T. Sawyer	60	Chairman of the Board of Directors, President and Chief Executive Officer
C. George Bush	49	Vice President and Regional Manager, Southern California Region
Bruce F. Varney	52	Vice President and Regional Manager, Southwest Region
Jeffrey E. Platt	53	Vice President-Finance and Chief Financial Officer
Gary Aamold	54	Vice President and Regional Manager, Highway Services Division
Harold O. Rosser II	55	Director
Paul N. Arnold	58	Director

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

HAROLD O. ROSSER is a founder and Managing Director of BRS. Previously, he was an officer of CVC from 1987 through 1994. Prior to joining CVC, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser earned his BS from Clarkson University and attended Management Development Programs at Carnegie-Mellon University and the Stanford University Business School.  Mr. Rosser is a director of Real Mex Restaurants, Inc., Penhall International, Inc., H&E Equipment Services, L.L.C., O’Sullivan Industries, Il Fornaio (America) Corporation, McCormick & Schmick Restaurant Corporation, and Remington Arms Company, Inc.

PAUL N. ARNOLD, Director, is Chairman and Chief Executive Officer of CORT Business Services Corporation. Mr. Arnold has been with CORT for over 30 years, holding group management positions and regional management positions within CORT since 1976. Mr. Arnold served as President and Chief Executive Officer from 1992 to 2000. Mr. Arnold is a director of Town Sports International, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid or accrued for fiscal 2004 to the Chief Executive Officer of Penhall and to each of the four other most highly compensated executive officers of Penhall.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION	SALARY(1)	BONUS	OTHER ANNUAL COMPENSATION(2)	ALL OTHER COMPENSATION(3)

John T. Sawyer	$283,103	$—	$11,049	$7,328	(4)
Chief Executive Officer and President-Penhall Company
C. George Bush	196,760	—	6,744	6,975	(5)
Vice President-Penhall
Jeffrey E. Platt	214,789	9,000	6,744	4,661	(6)
Vice President-Penhall
Bruce F. Varney	186,672	20,138	6,744	7,022	(7)
Vice President-Penhall
Gary L. Aamold	175,000	24,500	9,984	10,587	(8)
Vice President-Penhall

(1)

Includes amounts contributed as salary deferral contributions in fiscal 2004 under the Penhall International Corp. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (the “Plan”), as follows: $16,500 for Mr. Sawyer; $10,400 for Mr. Bush; $13,840 for Mr. Platt; $11,610 for Mr. Varney and $11,853 for Mr. Aamold.

(2)	Includes the amount attributable to the use of an automobile furnished by Penhall.

(3)	Includes Penhall matching contributions under the Plan, premiums for group term insurance, premiums for health care insurance and long-term disability insurance premiums.

(4)

Includes $500 of Penhall matching contributions under the Plan, approximately $258 of premiums for group term life insurance, approximately $6,111 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(5)

Includes $500 of Penhall matching contributions under the Plan, approximately $90 of premiums for group term life insurance, approximately $5,924 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(6)

Includes $500 of Penhall matching contributions under the Plan, approximately $138 of premiums for group term life insurance, approximately $3,569 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(7)

Includes $500 of Penhall matching contributions under the Plan, approximately $138 of premiums for group term life insurance, approximately $5,924 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(8)

Includes $1,100 of Penhall matching contributions under the Plan, approximately $138 of premium for group term life insurance, approximately $8,403 of premium health care insurance and approximately $454 for disability insurance premiums.

EMPLOYMENT AGREEMENTS

Upon consummation of the Transactions, the Company entered into a five-year evergreen employment agreement with John T. Sawyer pursuant to which Mr. Sawyer is employed as President and Chief Executive Officer of the Company; the Company also entered into three-year evergreen employment agreements with Messrs. Bush and Varney pursuant to which each executive is employed as a Vice President of the Company. The agreements provide for a base salary (approximately $246,000 for Mr. Sawyer, $134,000 for C. George Bush and $119,000 for Bruce F. Varney), which will be subject to annual merit increases and an annual performance bonus. In addition, the agreements provide for the receipt by the executives of standard company benefits. The agreements are terminable by the Company with cause. In the event employment is terminated without cause, the executive will be entitled to continue to receive his base salary and, for certain executives, bonus, and certain other benefits, for specified periods. Following any termination of employment of an executive, it is expected that the executive will be subject to a non-competition covenant with a duration of two years pursuant to the terms of the Stockholders Agreement (as defined).

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

Penhall may, but is not required, to make matching contributions to the Plan each year. Any matching contributions will be allocated to each participant’s account under the Plan proportionate to the amount that he or she has contributed to the Plan during the applicable Plan year. All Penhall and employee contributions to the Plan are allocated to a participant’s individual account. Penhall charged $515,000, $335,000 and $174,000 to general and administrative expense related to contributions to and expenses of the Plan for the years ended June 30, 2002, 2003 and 2004, respectively.

All Penhall and employee contributions to the Plan plus the earnings thereon are 100% vested. Employees may direct the investment of their accounts to various investment funds. The Plan provides for hardship withdrawals and loans to participants.

STOCK OPTION PLAN

On October 7, 1999, the Company’s Board of Directors approved a Stock Incentive Plan (the “Plan”) under which employees, officers, directors or consultants (“Eligible Participants”) may be granted stock options and restricted stock awards. The Board authorized the sale of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company’s option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. On October 20, 2000, the Company issued 4,967 shares of common stock for an aggregate purchase price of $309,000 and 146 shares of Series B Preferred Stock for an aggregate purchase price of $186,000 to Eligible Participants under the Plan. On November 16, 2001, the Company issued 3,647 shares of common stock for an aggregate purchase price of $213,000 and 108 shares of Series B Preferred Stock for an aggregate purchase price of $158,000 to Eligible Participants under the Plan. On November 16, 2001, 9,420 options were granted to Eligible Participants under the Plan. On November 1, 2002, the Company issued 743 shares of common stock for an aggregate purchase price of $38,000  and 22 shares of Series B Preferred Stock for an aggregate purchase price of $37,000 to Eligible Participants under the Plan.  No options were granted during the year ended June 30, 2004 and no options have been exercised under the plan as of June 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

NUMBER AND PERCENT OF SHARES
NAME OF BENEFICIAL OWNER	COMMON STOCK (1)	SENIOR EXCHANGEABLE PREFERRED STOCK	SERIES A PREFERRED STOCK	SERIES B PREFERRED STOCK
Bruckmann, Rosser, Sherrill & Co., L.P. (2) Two Greenwich Plaza, Suite 100 Greenwich, CT 06830	582,312/59.02%	—	—	9,333/49.65%
The National Christian Charitable Foundation Inc.	—	10,000/100.0%	—	—
John T. Sawyer	110,309/11.18%	—	—	2,471/13.14%
C. George Bush	41,168/ 4.17%	—	—	896/4.77%
Bruce F. Varney	36,554/3.71%	—	—	755/4.02%
Bruce C. Bruckmann (3)	624,915/63.34%	—	10,428/100.0%	10,015/52.28%
Harold O. Rosser II (3)	624,915/63.34%	—	10,428/100.0%	10,015/52.28%
All directors and officers as a group (9 persons)	837,915/84.94%	—	10,428/100.0%	14,812/78.79%

(1)

The Company has granted and expects to grant options to acquire Common stock to certain employees to be designated. The shares of Common stock issuable upon the exercise of such options would equal, in the aggregate, up to an additional 5.0% of the common stock on a fully-diluted basis. The table does not include any such shares.

(2)

Bruckmann, Rosser, Sherrill & Co., L.P. (“BRS”) is a limited partnership, the sole general partner of which is BRS Partners, Limited Partnership (“BRS Partners”) and the manager of which is Bruckmann, Rosser, Sherrill Co., Inc.   The sole general partner of BRS Partners is BRSE Associates, Inc. (“BRSE Associates”).   Bruce C. Bruckmann, Harold O. Rosser II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BRS.   Such individuals disclaim beneficial ownership of any such shares.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN FEES PAYABLE TO BRS; BRS MANAGEMENT AGREEMENT

Upon consummation of the Transactions, the Company paid the Sponsor a closing fee of $2.0 million (the “Closing Fee”). In addition, the Company entered into a management services agreement (the “Management Agreement”) with the Sponsor pursuant to which the Sponsor will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The Closing Fee and the fees payable pursuant to the Management Agreement were negotiated on an arm’s-length basis by representatives of the Sponsor and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company. Due to a governing covenant in the Indenture Agreement, since March 31, 2003, these fees have been accrued and not paid.  The amount owed at June 30, 2004 was $375,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by our independent auditor KPMG LLP:

Principal Accountant Fees and Services

	2004	2003

Audit Fees (a)	$220,000	$160,500
Tax Fees (b)	83,000	92,800

Total	$303,000	$253,300

(a) Audit Fees include the aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statement, along with fees for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(b) Tax fees include the preparation of federal and state tax returns and quarterly estimates.

The audit committee pre-approves all audit and permissible non-audit services provided to the Company by KPMG LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company and the Report of Independent Auditors are incorporated by reference into this item 15 of Form 10-K by item 8 hereof:

•                                          Independent Auditors’ Report

•                                          Consolidated Balance Sheets as of June 30, 2003 and 2004

•                                          Consolidated Statements of Operations for the Years Ended June 30, 2002, 2003 and 2004

•                                          Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2002, 2003 and 2004

•                                          Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2003 and 2004

•                                          Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULE

No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3) EXHIBITS.

EXHIBIT NO.	DESCRIPTION
2

Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp. (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

3.1

Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.) (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.2	Bylaws of the Company (incorporated herein by this reference to Exhibit 3.2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.3

Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.3 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.4

Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.4 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.5	Articles of Incorporation of Penhall Company (incorporated herein by this reference to Exhibit 3.5 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.6	Bylaws of Penhall Company (incorporated herein by this reference to Exhibit 3.6 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.1

Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.2

First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.3

Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.4

Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation (incorporated herein by this reference to Exhibit 4.4 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.5

Form of the Company’s 12% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated herein by this reference to Exhibit 4.5 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.7

Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein (incorporated herein by this reference to Exhibit 4.7 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.1

Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006 (incorporated herein by this reference to Exhibit 10.1 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.2

Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc. (incorporated herein by this reference to Exhibit 10.2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.3

Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush (incorporated herein by this reference to Exhibit 10.3 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.4

Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney (incorporated herein by this reference to Exhibit 10.4 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.5

Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell (incorporated herein by this reference to Exhibit 10.5 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.6

Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs (incorporated herein by this reference to Exhibit 10.6 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.7

Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez (incorporated herein by this reference to Exhibit 10.7 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.8

Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee (incorporated herein by this reference to Exhibit 10.8 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.9

Penhall International, Inc. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (incorporated herein by this reference to Exhibit 10.9 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

10.10

Form of Penhall International Corp. 1998 Stock Option Plan (incorporated herein by this reference to Exhibit 10.10 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

10.40

Credit Agreement dated as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (incorporated herein to this reference to Exhibit 10.40 to the registrants Form 8-K dated May 29, 2003.)

10.41

Security Agreement dated as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (incorporated herein to this reference to Exhibit 10.41 to the registrants Form 8-K dated May 29, 2003.)

12	Statement of Ratio of Earnings to Fixed Charges *

21	Subsidiaries of the Company (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

24	Power of Attorney (included on signature page) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

25

Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004*

99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

*	Filed herewith.

(b)  REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENHALL INTERNATIONAL CORP.

By:	/s/ JOHN T. SAWYER
John T. Sawyer Chairman of the Board, President and Chief Executive Officer

October 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 1, 2004.

SIGNATURE	TITLE

/s/ JOHN T. SAWYER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
John T. Sawyer

/s/ JEFFREY E. PLATT	Vice President-Finance and Chief Financial Officer (Principal Accounting Officer)
Jeffrey E. Platt

/s/ PAUL N. ARNOLD	Director
Paul N. Arnold

/s/ HAROLD O. ROSSER	Director
Harold O. Rosser

/s/ J. RICE EDMONDS	Director
J. Rice Edmonds

EXHIBITS.

EXHIBIT NO.	DESCRIPTION
2

Agreement and Plan of Merger, dated as of June 30, 1998 (as amended pursuant to letter agreements executed in connection therewith), by and among Penhall International, Inc., the stockholders of Penhall International, Inc., Phoenix Concrete Cutting, Inc., Bruckmann, Rosser, Sherrill & Co., L.P. and Penhall Acquisition Corp. (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

3.1

Amended and Restated Articles of Incorporation of the Company (formerly known as Phoenix Concrete Cutting, Inc.) (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.2	Bylaws of the Company (incorporated herein by this reference to Exhibit 3.2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.3

Restated Articles of Incorporation of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.3 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.4

Bylaws of Penhall Rental Corp. (formerly known as Penhall International, Inc.) (incorporated herein by this reference to Exhibit 3.4 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.5	Articles of Incorporation of Penhall Company (incorporated herein by this reference to Exhibit 3.5 to the registrant’s registration statement of Form S-4, registration number 333-64745)

3.6	Bylaws of Penhall Company (incorporated herein by this reference to Exhibit 3.6 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.1

Indenture dated as of August 1, 1998, between Penhall Acquisition Corp. and United States Trust Company of New York, as Trustee (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.2

First Supplemental Indenture dated as of August 4, 1998, by and among the Company, Penhall Rental Corp., Penhall Company and United States Trust Company of New York (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.3

Assumption Agreement dated as of August 4, 1998 among the Company, Penhall Rental Corp. and Penhall Company (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.4

Registration Rights Agreement dated as of August 4, 1998, by and among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation (incorporated herein by this reference to Exhibit 4.4 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.5

Form of the Company’s 12% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated herein by this reference to Exhibit 4.5 to the registrant’s registration statement of Form S-4, registration number 333-64745)

4.7

Securities Holders Agreement dated August 4, 1998, by and among the Company, Bruckmann, Rosser, Sherrill & Co., L.P. and the Management Stockholders named therein (incorporated herein by this reference to Exhibit 4.7 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.1

Purchase Agreement dated July 28, 1998, among Penhall Acquisition Corp., BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation with respect to the 12% Senior Notes due 2006 (incorporated herein by this reference to Exhibit 10.1 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.2

Management Agreement dated August 4, 1998, by and between the Company and Bruckmann, Rosser, Sherrill & Co., Inc. (incorporated herein by this reference to Exhibit 10.2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.3

Employment Agreement dated as of August 4, 1998, by and between the Company and C. George Bush (incorporated herein by this reference to Exhibit 10.3 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.4

Employment Agreement dated as of August 4, 1998, by and between the Company and Bruce Varney (incorporated herein by this reference to Exhibit 10.4 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.5

Employment Agreement dated as of August 4, 1998, by and between the Company and Scott E. Campbell (incorporated herein by this reference to Exhibit 10.5 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.6

Employment Agreement dated as of August 4, 1998, by and between the Company and Jack S. Hobbs (incorporated herein by this reference to Exhibit 10.6 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.7

Employment Agreement dated as of August 4, 1998, by and between the Company and Vincent M. Gutierrez (incorporated herein by this reference to Exhibit 10.7 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.8

Employment Agreement dated as of August 4, 1998, by and between the Company and Leif McAfee (incorporated herein by this reference to Exhibit 10.8 to the registrant’s registration statement of Form S-4, registration number 333-64745)

10.9

Penhall International, Inc. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (incorporated herein by this reference to Exhibit 10.9 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

10.10

Form of Penhall International Corp. 1998 Stock Option Plan (incorporated herein by this reference to Exhibit 10.10 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

10.40

Credit Agreement dated as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (incorporated herein to this reference to Exhibit 10.40 to the registrants Form 8-K dated May 29, 2003.)

10.41

Security Agreement dated as of May 22, 2003 by and among Penhall International corp., Penhall Company, Penhall Leasing, L.L.C., Bob Mack Co., Inc., Penhall Investments., and General Electric Capital Corporation, as Agent (incorporated herein to this reference to Exhibit 10.41 to the registrants Form 8-K dated May 29, 2003.)

12	Statement of Ratio of Earnings to Fixed Charges *

21	Subsidiaries of the Company (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

24	Power of Attorney (included on signature page) (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

25

Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004*

99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

*	Filed herewith.