Form 10-Q
period 2004-09-30
PENHALL INTERNATIONAL CORP
filed 2004-11-30
CIK 1070772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number. 333-64745

PENHALL INTERNATIONAL CORP.

(Exact Name of registrant as specified in its charter)

ARIZONA	86-0634394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 PENHALL WAY, ANAHEIM, CA 92803

(Address of principal executive offices) (Zip Code)

(714) 772-6450

(Registrant’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF NOVEMBER 22, 2004

Common Stock, $.01 Par Value	986,552

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(RESTATED) June 30, 2004	September 30, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$1,076,000	$38,000
Receivables:
Contract and trade receivables	30,386,000	37,591,000
Contract retentions due upon completion and acceptance of work	4,361,000	4,595,000
	34,747,000	42,186,000
Less allowance for doubtful receivables	1,317,000	1,276,000
Net receivables	33,430,000	40,910,000

Costs and estimated earnings in excess of billings on uncompleted contracts	2,957,000	2,531,000
Deferred tax assets	2,034,000	2,034,000
Inventories	2,171,000	1,860,000
Prepaid expenses and other current assets	2,198,000	2,549,000
Total current assets	43,866,000	49,922,000

Plant and equipment, at cost:
Leasehold improvements	1,302,000	1,303,000
Construction and other equipment	115,998,000	117,629,000
	117,300,000	118,932,000
Less accumulated depreciation	81,260,000	83,724,000
Net plant and equipment	36,040,000	35,208,000

Goodwill	6,371,000	6,371,000
Debt issuance costs, net of accumulated amortization	2,313,000	2,022,000
Other assets, net	817,000	739,000
	$89,407,000	$94,262,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(RESTATED) June 30, 2004	September 30, 2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current installments of long-term debt	$882,000	$431,000
Borrowings under revolving credit facility	—	1,724,000
Trade accounts payable	5,664,000	8,564,000
Accrued liabilities and taxes payable	12,857,000	12,188,000
Current portion of insurance reserves	2,698,000	2,798,000
Current portion of deferred gain - sale-leaseback	109,000	109,000
Billing in excess of costs and estimated earnings on uncompleted contracts	1,526,000	1,189,000
Total current liabilities	23,736,000	27,006,000

Long-term debt, excluding current installments	113,000	89,000
Long-term portion of deferred gain - sale-leaseback	2,015,000	1,987,000
Long-term portion of insurance reserves	4,878,000	4,878,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	3,771,000	3,771,000
Senior Exchangeable Preferred stock, par value $.01 per share, redemption value $18,602,000 and $19,101,000 at June 30, 2004 and September 30, 2004, respectively. Authorized, issued and outstanding 10,000 shares	18,602,000	19,101,000

Series A Preferred stock, par value $.01 per share, redemption value $22,484,000 and $23,233,000 at June 30, 2004 and September 30, 2004, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares	22,484,000	23,233,000

Series B Preferred stock subject to put option, 7,688 shares outstanding at June 30, 2004 and September 30, 2004 (Note 4)	7,688,000	7,688,000

Common stock and additional paid-in capital subject to put option, 324,858 shares outstanding at June 30, 2004 and September 30, 2004 (Note 4)	325,000	325,000

Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 11,110 shares at June 30, 2004 and September 30, 2004 (Note 4)	11,282,000	11,282,000

Common stock, par value $.01 per share. Authorized 5,000,000 shares; issued and outstanding 697,012 at June 30, 2004 and September 30, 2004 (Note 4)	7,000	7,000
Additional paid-in capital (Note 4)	1,760,000	1,760,000

Treasury stock, at cost, 35,318 common shares at June 30, 2004 and September 30, 2004	(336,000)	(336,000)
Accumulated deficit (Note 4)	(106,918,000)	(106,529,000)
Total stockholders’ deficit	(94,205,000)	(93,816,000)
Commitments and contingencies
	$89,407,000	$94,262,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTH PERIODS ENDED SEPTEMBER 30,
	2003	2004

Revenues	$47,524,000	$52,819,000
Cost of revenues	36,379,000	38,591,000
Gross profit	11,145,000	14,228,000

General and administrative expenses	6,951,000	8,115,000
Other operating income, net	189,000	57,000
Earnings from operations, net	4,383,000	6,170,000

Interest expense	3,579,000	3,468,000
Interest expense - preferred stock	—	1,248,000
Other income	—	27,000

Earnings before income taxes	804,000	1,481,000
Income tax expense	306,000	1,092,000

Net earnings	498,000	389,000
Accretion of preferred stock to redemption value	(1,106,000)	—
Accrual of cumulative dividends on preferred stock	(1,179,000)	(1,348,000)

Net loss applicable to common stockholders	$(1,787,000)	$(959,000)

Loss per share basic and diluted	$(1.81)	$(0.97)
Weighted average number of shares outstanding: Basic and diluted	986,552	986,552

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTH PERIODS ENDED SEPTEMBER 30,
	2003	2004
Cash flows from operating activities:
Net earnings	$498,000	$389,000
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	3,926,000	3,165,000
Interest on preferred stock	—	1,248,000
Amortization of debt issuance costs	289,000	291,000
Provision for doubtful receivables	—	63,000
Gains on sale of assets, net	(58,000)	(40,000)
Amortization of deferred gain on sale-leaseback	—	(28,000)
Changes in operating assets and liabilities:
Receivables	(4,633,000)	(7,543,000)
Inventories, prepaid expenses, other assets and income taxes receivable	1,365,000	(40,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(394,000)	426,000
Trade accounts payable, accrued liabilities, insurance reserves and income taxes payable	(3,414,000)	301,000
Billings in excess of costs and estimated earnings on uncompleted contracts	231,000	(337,000)
Net cash used in operating activities	(2,190,000)	(2,105,000)

Cash flows from investing activities:
Proceeds from sale of assets	116,000	113,000
Capital expenditures	(1,387,000)	(2,328,000)
Net cash used in investing activities	(1,271,000)	(2,215,000)

Cash flows from financing activities:
Borrowings under long-term debt	14,000	—
Repayments of long-term debt	(109,000)	(475,000)
Borrowings under revolving credit facility	69,664,000	50,534,000
Repayments of revolving credit facility	(67,941,000)	(48,810,000)
Debt issuance costs	(149,000)	—
Book overdraft	1,848,000	2,033,000
Net cash provided by financing activities	3,327,000	3,282,000

Net change in cash and cash equivalents	(134,000)	(1,038,000)
Cash and cash equivalents at beginning of period	184,000	1,076,000
Cash and cash equivalents at end of period	$50,000	$38,000
Supplemental disclosures of cash flow information:
Cash paid during the period for
Income taxes	$33,000	$5,000
Interest	$6,248,000	$6,076,000
Supplemental disclosures of non cash investing and financing information:
Accretion of preferred stock to redemption value	$1,106,000	$—
Accrual of cumulative dividends on preferred stock	$1,179,000	$1,348,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

(Unaudited)

(1)         Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three months ended September 30, 2003 and 2004, and the condensed consolidated statements of cash flows for the three months ended September 2003 and 2004 are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments.  All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ condensed consolidated financial statements to conform to the current period presentation.  The results of operations for these interim periods are not necessarily indicative of results for the full year.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto including on Form 10-K of Penhall International Corp. (together with its subsidiaries, the “Company”) for the year ended June 30, 2004 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(2)         Stock-Based Compensation

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Three Months Ended September 30,
	2003	2004
Net loss applicable to common stockholders as reported	$(1,787,000)	$(959,000)
Add: Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(4,000)	(3,000)
Pro forma net loss available to common stockholders	$(1,791,000)	$(962,000)

Basic and diluted loss per share as reported	$(1.81)	$(0.97)

Pro forma basic and diluted loss per share	$(1.82)	$(0.98)

As of November 2001 (grant date), the weighted average fair value of options granted was $58.51.  This was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.01%, dividend rate of 0% and an expected life of 10 years.

(3)         Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potentially dilutive securities. The dilutive effect of outstanding options is reflected in diluted per share by application of the treasury stock method. For the three month periods ended September 30, 2003 and 2004 diluted loss per share is the same as basic loss per share as options to purchase 9,125 and 8,060 shares of common stock were not included in the computation of diluted loss per share for the three month periods ended September 30, 2003 and 2004, respectively, as the effect would have been anti-dilutive.

(4)         Restatement

The Company has restated its consolidated balance sheets as of June 30, 2004 and certain prior periods to reclassify the portions of our common stock and Series B Preferred stock which contain redemption provisions that are outside the control of the Company under the 1998 security holders agreement (the “Stockholders Agreement”).  The Stockholders Agreement was entered into in connection with the 1998 leveraged-recap transaction and contains provisions that grant the option to certain management stockholders upon the death, disability or termination of the management stockholder to require the Company to repurchase these securities at specified amounts (effectively a put option). In addition, the Company was granted a corresponding right to purchase such securities at the Company’s option under identical terms. EITF Topic D-98 “Classification and Measurement of Redeemable Securities” and ASR No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” provide the guidance regarding classification of the shares subject to a put option.  In addition, the Stockholders Agreement and the Company’s Indenture place certain limits on the dollar amount and number of shares that may be repurchased.  The Company has reclassified the carrying value of the shares that are subject to the put option from permanent stockholders’ equity into the mezzanine equity section of the accompanying consolidated balance sheets.  This revised presentation does not affect our consolidated results of operations or cash flows.  As of June 30, 2004 and September 30, 2004, the Company had 7,688 shares of Series B Preferred and 324,858 shares of common stock subject to the put option provision.

The Company has also restated its consolidated balance sheets and statement of stockholders’ deficit for the year ended June 30, 2004 and certain prior periods to reverse the accrual of 13% cumulative dividends, which have not been declared by the board of directors, which historically were recorded as an increase in the carrying value of the Series B Preferred stock and accumulated deficit.

	June 30, 2004
	As Previously Reported	As Restated
Mezzanine Equity
Series B Preferred stock subject to put option	$—	$7,688,000
Common stock and additional paid-in capital subject to put option	—	325,000

Permanent Stockholder’s Equity
Series B Preferred stock	40,490,000	11,282,000
Common stock	10,000	7,000
Additional paid-in capital	2,082,000	1,760,000
Accumulated deficit	(128,438,000)	(106,918,000)

Following discussions among members of the Company’s audit committee and the Company’s independent public accountants, on November 22, 2004 the Company concluded that it will amend the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 to reflect the restatements described above; accordingly, the consolidated balance sheets and statements of stockholder’s deficits contained therein should no longer be relied upon.

(5)         Related Party

The Company has a balance due to Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) of $450,000 as of September 30, 2004.  The balance due at June 30, 2004 was $375,000.

(6)         Change in Accounting Principle

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of certain entities, including the Company, for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has adopted Statement 150 effective July 1, 2004.  As a result of the adoption of Statement 150, accretion related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock is treated as interest expense in the Company’s consolidated statements of operations.

(7)         Commitments and Contingencies

The Company has an employment related legal matter which was tentatively settled and approved by the court in September 2004.  The Company estimates that reserves as of September 30, 2004 are sufficient based on the proposed settlement.  As of September 30, 2004, the Company has accrued $250,000 related to this matter.

There are various additional lawsuites and claims pending and claims being pursued by the Company and its subsidiaries arising out of the normal course of business.  It is management’s present opinion, based in part upon the advice of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

(8)         Condensed Consolidating Financial Information

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

The condensed consolidating financial information presents condensed financial statements as of June 30, 2004 and September 30, 2004 and for the three month periods ended September 30, 2003 and 2004 of:

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

d.                                      the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

	(RESTATED) JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$33,430,000	$—	$33,430,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,957,000	—	2,957,000
Inventories	—	2,171,000	—	2,171,000
Other current assets	114,000	5,194,000	—	5,308,000
Total current assets	114,000	43,752,000	—	43,866,000
Net property, plant and equipment	23,000	36,017,000	—	36,040,000
Other assets, net	1,388,000	8,113,000	—	9,501,000
Investment in subsidiaries	60,171,000	—	(60,171,000)	—
	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000
Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$—	$882,000	$—	$882,000
Trade accounts payable	3,000	5,661,000	—	5,664,000
Accrued liabilities and taxes payable	5,725,000	7,132,000	—	12,857,000
Current portion of insurance reserves	—	2,698,000	—	2,698,000
Current portion of deferred gain-sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,526,000	—	1,526,000
Total current liabilities	5,837,000	17,899,000	—	23,736,000
Long-term debt, excluding current installments	—	113,000	—	113,000
Long-term portion of deferred gain – sale-leaseback	2,015,000	—	—	2,015,000
Long-term portion of insurance reserves	—	4,878,000	—	4,878,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	18,602,000	—	—	18,602,000
Series A Preferred stock	22,484,000	—	—	22,484,000
Series B Preferred stock subject to put option (Note 4)	7,688,000	—	—	7,688,000
Common stock and additional paid-in capital subject to put option (Note 4)	325,000	—	—	325,000
Stockholders’ equity (deficit) (Note 4)	(94,205,000)	60,171,000	(60,171,000)	(94,205,000)
	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

Condensed Consolidating Balance Sheet

	SEPTEMBER 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:

Receivables, net	$—	$40,910,000	$—	$40,910,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,531,000	—	2,531,000
Inventories	—	1,860,000	—	1,860,000
Other current assets	94,000	4,527,000	—	4,621,000

Total current assets	94,000	49,828,000	—	49,922,000
Net property, plant and equipment	14,000	35,194,000	—	35,208,000
Other assets, net	1,222,000	7,910,000	—	9,132,000
Investment in subsidiaries	60,226,000	—	(60,226,000)	—
	$61,556,000	$92,932,000	$(60,226,000)	$94,262,000
Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$—	$431,000	$—	$431,000
Borrowings under revolving credit facility	—	1,724,000		1,724,000
Trade accounts payable	—	8,564,000	—	8,564,000
Accrued liabilities and taxes payable	3,499,000	8,212,000	—	12,191,000
Current portion of insurance reserves	—	2,798,000	—	2,798,000
Current portion of deferred gain-sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,189,000	—	1,189,000
Total current liabilities	4,088,000	22,918,000	—	27,006,000

Long-term debt, excluding current installments	—	89,000	—	89,000
Long-term portion of deferred gain – sale-leaseback	1,987,000	—	—	1,987,000
Long-term portion of insurance reserves	—	4,878,000	—	4,878,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	19,101,000	—	—	19,101,000
Series A Preferred stock	23,233,000	—	—	23,233,000
Series B Preferred stock subject to put option	7,688,000	—	—	7,688,000
Common stock and additional paid-in capital subject to put option	325,000	—	—	325,000
Stockholders’ equity (deficit)	(93,816,000)	60,226,000	(60,226,000)	(93,816,000)
	$61,556,000	$92,932,000	$(60,226,000)	$94,262,000

Condensed Consolidating Statement of Operations

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,460,000	$47,524,000	$(1,460,000)	$47,524,000
Cost of revenues	—	36,379,000	—	36,379,000
Gross profit	1,460,000	11,145,000	(1,460,000)	11,145,000
General and administrative expenses	192,000	7,154,000	(395,000)	6,951,000
Royalties	—	1,065,000	(1,065,000)	—
Other operating income, net	—	189,000	—	189,000
Equity in earnings of subsidiary	1,747,000	—	(1,747,000)	—
Earnings before interest expense and income taxes	3,015,000	3,115,000	(1,747,000)	4,383,000
Interest expense	3,194,000	385,000	—	3,579,000
Earnings (loss) before income taxes	(179,000)	2,730,000	(1,747,000)	804,000
Income tax expense (benefit)	(677,000)	983,000	—	306,000
Net earnings	$498,000	$1,747,000	$(1,747,000)	$498,000

Condensed Consolidating Statement of Operations

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,579,000	$52,819,000	$(1,579,000)	$52,819,000
Cost of revenues	—	38,591,000	—	38,591,000
Gross profit	1,579,000	14,228,000	(1,579,000)	14,228,000
General and administrative expenses	408,000	8,103,000	(396,000)	8,115,000
Royalties	—	1,183,000	(1,183,000)	—
Other operating income, net	—	57,000	—	57,000
Equity in earnings of subsidiary	2,870,000	—	(2,870,000)	—
Earnings before interest expense and income taxes	4,041,000	4,999,000	(2,870,000)	6,170,000
Interest expense	3,252,000	216,000	—	3,468,000
Interest expense - preferred stock	1,248,000	—	—	1,248,000
Other income	27,000	—	—	27,000
Earnings (loss) before income taxes	(432,000)	4,783,000	(2,870,000)	1,481,000
Income tax expense (benefit)	(821,000)	1,913,000	—	1,092,000
Net earnings	$389,000	$2,870,000	$(2,870,000)	$389,000

Condensed Consolidating Statement of Cash Flows

	THREE MONTH PERIOD ENDED SEPTEBER 30, 2003
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(2,895,000)	$705,000	$—	$(2,190,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	116,000	—	116,000
Capital expenditures	—	(1,387,000)	—	(1,387,000)
Net cash used in investing activities	—	(1,271,000)	—	(1,271,000)

Cash flows from financing activities:
Due to (from) affiliates	2,924,000	(2,924,000)	—	—
Borrowings under long-term debt	—	14,000	—	14,000
Repayments of long-term debt	(1,000)	(108,000)	—	(109,000)
Borrowings under revolving credit facility	—	69,664,000	—	69,664,000
Repayments of revolving credit facility	—	(67,941,000)	—	(67,941,000)
Debt issuance costs	—	(149,000)	—	(149,000)
Book overdraft	(152,000)	1,848,000	152,000	1,848,000
Net cash provided by financing activities	2,771,000	404,000	152,000	3,327,000
Net change in cash and cash equivalents	(124,000)	(162,000)	152,000	(134,000)
Cash and cash equivalents at beginning of period	152,000	184,000	(152,000)	184,000
Cash and cash equivalents at end of period	$28,000	$22,000	$—	$50,000

Condensed Consolidating Statement of Cash Flows

	THREE MONTH PERIOD ENDED SEPTEBER 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(2,817,000)	$712,000	$—	$(2,105,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	113,000	—	113,000
Capital expenditures	—	(2,328,000)	—	(2,328,000)
Net cash used in investing activities	—	(2,215,000)	—	(2,215,000)

Cash flows from financing activities:
Due to (from) affiliates	2,815,000	(2,815,000)	—	—
Repayments of long-term debt	—	(475,000)	—	(475,000)
Borrowings under revolving credit facility	—	50,534,000	—	50,534,000
Repayments of revolving credit facility	—	(48,810,000)	—	(48,810,000)
Book overdraft	—	2,033,000	—	2,033,000
Net cash provided by financing activities	2,815,000	467,000	—	3,282,000

Net change in cash and cash equivalents	(2,000)	(1,036,000)	—	(1,038,000)
Cash and cash equivalents at beginning of period	8,000	1,068,000	—	1,076,000
Cash and cash equivalents at end of period	$6,000	$32,000	$—	$38,000

ITEM 2.  Management’s Discussion and Analysis of Finanical Condition and Results of Operations.

The following discussion of the results of operations and financial condition of Penhall International Corp. and subsidiaries (Penhall or the Company)  should be read in conjunction with the unaudited condensed consolidated financial statements of and footnotes there to included in this quarterly report on Form 10-Q and the Company’s audited consolidated financial statements and footnotes thereto included in the annual report on Form 10-K, filed with the Securities and Exchange Commission.

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

2.             Daley Concrete Cutting, a South Carolina-based division of U.S. Rentals acquired in October 1998,

3.             Lipscomb Concrete Cutting, a North Carolina-based company acquired in November 1998,

4.             Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

5.             Advance Concrete Sawing and Drilling, Inc., a California-based company acquired in September 2000,

6.             H&P Sawing and Drilling, a Kansas City, Missouri-based company acquired in March 2002.  Effective October 1, 2004, the Kansas City location was closed.  The assets have been transferred to other locations,

7.             Bob Mack Company, California-based company acquired in March 2002,

8.             Arizona Curb Cut Company, an Arizona-based company acquired in April 2002.

During the same period, Penhall established operations in six new markets by opening offices in Dallas, Richmond, Fresno, Buffalo, Reno, and Seattle. Penhall derives its revenues primarily from services provided for infrastructure related jobs. Penhall’s Operated Equipment Rental Services are provided primarily under hourly rentals, which are complemented by fixed-price contracts.

Fixed–price contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

The two primary economic drivers of our business are (1) federal, state and local public funding levels for transportation and other infrastructure projects and (2) the overall health of the economy, nationally and locally, particularly as it affects private non-residential construction. The level of demand for our services will have a direct correlation to these drivers. For example, a weak economy will generally result in a reduced demand for construction in the private sector. This reduced demand increases competition for fewer private sector projects and will ultimately also increase competition in the public sector as companies migrate from bidding on scarce private sector work to projects in the public sector. Greater competition can reduce revenue growth and/or increase pressure on gross profit margins. A weak economy also tends to produce less tax revenue, thereby decreasing the funds available for spending on public infrastructure improvements. There are funding sources that have been specifically earmarked for infrastructure spending, such as gasoline taxes, which are not necessarily directly impacted by a weak economy. However, even these funds can be temporarily at risk as state and local governments struggle to balance their budgets. Conversely, higher public funding and/or a robust economy will increase demand for our services and provide opportunities for revenue growth and margin improvement.

Revenue growth is also influenced by infrastructure change, including new construction, modification, and regulatory changes. Penhall’s revenues are also impacted positively after the occurrence of natural disasters, such as the 1989 and 1994 earthquakes in Northern and Southern California. Other factors that influence Penhall’s operations are demand for operated rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Historically, revenues have been seasonal, as weather conditions in the spring and summer months result in stronger performance in the first and fourth fiscal quarters than in the second and third fiscal quarters.

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

Valuation of Long-Lived Assets

We periodically review the carrying value of long-lived assets (excluding goodwill) for potential impairment.  Our review considers a combination of appraised value, anticipated future undiscounted cash flows and location of the asset for each line of equipment.  Deteriorating market conditions could potentially impact valuation of long-lived assets.  In markets where adverse market conditions exist, the Company will consider reallocation of long-lived assets to markets where those assets will produce cash flow.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Goodwill

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit based on cash flow utilizing a multiple of earnings before interest, depreciation, taxes and amortization (EBIDTA).  This multiple is determined based on prior tansactions conducted by the company and by others in comparible market sectors to calculate the fair value.  We will perform our valuation analysis at least annually or sooner if an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss in future periods. The Company evaluates goodwill for impairment at June 30 of each year.

Factors we consider important which could trigger an impairment review include:

•      Significant underperformance relative to expected historical or projected future operating results;

•      Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•      Significant negative industry or economic trends;

•      Unanticipated competition; and

•      EBITDA relative to net book value

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues.  Revenues for the three months ended September 30, 2004  (“Interim 2005”) were $52.8 million an increase of $5.3 million or 11.1% from the three months ended September 30, 2003 (“Interim 2004”).   In Interim 2005, service revenues increased $1.8 million or 5.6% and contract revenues increased $3.5 million or 22.6% as compared to Interim 2004.  The increase in revenues is primarily attributable to increases in non residential contruction nationwide and particularly in California as well as the increase in concrete restoration projects undertaken by many of the states.

Penhall operated through 37 locations in 17 states at September 30, 2004 and through 38 locations in 17 states at September 30, 2003.  At September 30, 2004, Penhall’s operated rental fleet consisted of 693 units compared to 706 units at September 30, 2003, a decrease of 1.8%.  The smaller fleet of revenue units is attributable to the Company not replacing all of the disposed units since revenue unit utilization rates remain below 72%.

Gross Profit.  Gross profit totaled $14.2 million in Interim 2005, an increase of  $3.1 million or 27.7% from Interim 2004. Gross profit as a percentage of revenues increased from 23.5% in Interim 2004 to 26.9% in Interim 2005. The increase in gross profit from Interim 2004 to Interim 2005 is primarily attributable to higher market demand for operated equipment which increased demand for the Company’s services and enabled the Company to increase rental rates during Interim 2005.  Another factor increasing gross profit was the $0.6 million decrease in depreciation expense, which is the result of low capital expenditures during 2003, 2004, and 2005

General and Administrative Expenses.  General and administrative expenses were $8.1 million in Interim 2005 compared to $7.0 million in Interim 2004. As a percent of revenues, general and administrative expenses were 15.4% in Interim 2005 compared to 14.6% in Interim 2004. The increase in general and administrative expenses as a percentage of revenues during Interim 2005 is primarily attributable to increases in rent expense of $0.3 million associated with the sale/leaseback of Company properties and increases in incentive compensation of $0.7 million.

Interest Expense. Interest expense was $3.5 million in Interim 2005 compared to interest expense of $3.6 million in Interim 2004. The decrease in interest expense is attributable to lower borrowings in Interim 2005 primarily resulting from the proceeds on the sale-leaseback of the Company owned properties, which was used to reduce the borrowings under the revolving credit facility, partially offset by higher costs for letters of credit .

Interest Expense - Preferred Stock – In Interim 2005, the Company adopted SFAS No. 150 and required the Company to present separately as interest expense $1.2 million of accretion related to mandatorily redemable instruments.

Income Tax Benefit. The Company recorded an income tax expense of $1.1 million, or 73.7% of earnings before income taxes in Interim 2005, compared to an income tax expense of $0.3 million, or 38.1% of loss before income taxes in Interim 2004.   The higher effective tax rate for Interim 2005 is primarily attributable to non-deductible interest related to the adoption of SFAS No. 150.

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

The provisions of the New Credit facility include a lock-box agreement and also allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation. The New Credit and the associated lock-box agreement satisfy the requirements for consideration of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).  We reviewed the terms and conditions of the New Credit with the intention of determining whether there are any subjective acceleration clauses as defined in SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.” In reading the agreement and discussing the terms and conditions with our lender, it did not appear there were any subjective acceleration clauses that fit directly into the definition provided in SFAS No. 78. However, upon further analysis of the terms of the New Credit, there were certain provisions noted that could potentially be interpreted as a subjective acceleration clause. More specifically, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the nature of the Company’s business that alters the underlying value of the collateral.  The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this New Credit facility, the lender has not applied any additional reserves to the borrowing base calculation.  The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. As a result, the Company classifies borrowings under the New Credit facility as a short-term obligation. In addition, borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of The Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company.  As of September 30, 2004, the Company had $1.7 million in outstanding borrowings, $18.6 million of outstanding letters of credit, borrowing base limitations of $5.7 million and borrowings unused and available under The New Credit of $23.9 million.

Summary Cash Flow Data (000’s) for the three months ended September 30,	2003	2004
Cash and cash equivalents	$50	$38

Net cash provided by (used in):
Operating activities	$(2,190)	$(2,105)
Investing activities	$(1,271)	$(2,215)
Financing activities	$3,327	$3,282
Capital expenditures	$(1,387)	$(2,328)

The Company’s cash and cash equivalents totaled $0.04 million at September 30, 2004.  We believe that our current cash and cash equivalents, cash generated from operations, and the amount available under our existing credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next 12 months.

Cash used by operating activities decreased slightly from $2.2 million in Interim 2004 to $2.1 million in Interim 2005.  This is primarily due to higher growth in receivables that was offset by lower accounts payable, accrued liabilties and income taxes payable in Interim 2005.  The higher receivables are attributable to increased revenues in Interim 2005 compared to Interim 2004.  The decrease from Interim 2004 to Interim 2005 in accounts payable, accrued liabilities, and income tax payable is largely attributable to a decrease in the accounts payable balance related to long-term contracts at June 30, 2003 that was paid during Interim 2004.

Cash used by investing activities in Interim 2005 of $2.2 million represents a $0.9 million increase from the amount used in investing activities in Interim 2004.  The increase was due to the the higher level of capital expenditures in Interim 2005.  The Company had no acquisitions in Interim 2004 or 2005.

Cash provided by financing activities were $3.3 million in both Interim 2004 and 2005.

The Company had standby letters of credit totaling $18.6 million at September 30, 2004, all of which are automatically renewable unless participating parties notify the other party thirty days prior to cancellation.  The letters of credit are provided as collateral for our surety and for our insurance programs.  In addition, we are generally required to provide surety bonds that provide an additional measure of security under certain public and private sector contracts. Most of the Company’s surety bonds are performance bonds which do not have a stated expiration date; instead the bonds are generally released when each contract is accepted by our customer.

Management estimates that Penhall’s annual capital expenditures will be approximately $12.0 million for fiscal 2005, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

Historically, Penhall funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. However, in 1998, a series of transactions occurred similar to a leveraged buyout.  As a result of these transactions the Company has substantial indebtedness and debt service obligations. As of September 30, 2004, the Company and its subsidiaries had $102.2 million of indebtedness related to borrowings, $42.3 million of indebtedness related to mandatorily redeemable preferred stock and a stockholders’ deficit of $103.2 million.  As of September 30, 2004 approximately $23.9 million of additional borrowing was available under The New Credit.

As of September 30, 2004, the Company has the following obligations subject to redemption or maturity in fiscal 2007 and 2008:

	Due date	Balance at September 30, 2004
Senior Notes	08/01/06	$100,000,000
Senior Exchangeable Preferred Stock	02/01/07	$19,101,000
Preferred Series A	08/01/07	$23,233,000

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

The Company also has certain common stock and Series B Preferred stock that are subject to the terms and conditions of a Securities Holders Agreement.  The Company may be required to repurchase these shares if certain conditions are met.  As of June 30, 2004 and September 30, 2004, the Company has recorded these shares at historical cost of $7,688,000, as temporary equity in the condensed consolidated balance sheet.  The Series B Preferred stock subject to the terms and conditions of the Stockholders Agreement and the remaining Series B Preferred stock include provisions for cumulative dividends of 13% which have not been recorded as the dividends have not been declared.  Such dividends approximate $23,266,000 as of September 30, 2004.  The Company believes that the likelihood of the conditions allowing redemption by the stockholder occurring is remote.

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

The Company’s bonding capacity has been restricted due to both Penhall’s poor operating results over the past three fiscal years, as well as the reduced bonding capacity in the market.  Further, one of the Company’s current surety has indicated that another year of operating losses could result in the discontinuation of their surety support.  The Company has obtained additional surety support from a secondary source.  Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.

CHANGE IN ACCOUNTING PRINCIPLE

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of certain entities, including the Company, for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has adopted Statement 150 effective July 1, 2004.  As a result of the adoption of Statement 150, accretion related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock is treated as interest expense in the Company’s consolidated statements of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate changes primarily as a result of its notes payable, including New Revolver and Senior Notes which are used to maintain liquidity and fund capital expenditures and expansion of the Company’s operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and has the ability to choose interest rates under the Company’s credit facility.  The Company does not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2004.

	YEARS ENDING JUNE 30,
	2005	2006	2007	2008	2009	THERE- AFTER	TOTAL	FAIR VALUE
	(IN THOUSANDS)

Fixed rate debt	$407	$113	$100,000	$0	$0	$0	$100,520	$96,960	(3)
Average interest rate							11.95%
Variable rate LIBOR debt (1) (2)	1,724	0	0	0	0	0	1,724	0
Weighted average current interest rate (1)							6.75%

(1)   The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet; however, the credit facility matures in 2006.  This is a $50 million revolving credit facility with the interest based upon LIBOR plus 350 basis points.  The total borrowing unused and available under the facility was $25.6 million at September 30, 2004.

(2)   The Company has different interest rate options for its variable rate debt.

(3)   The fair value of fixed rate debt was determined based on quoted market price for the debt instrument.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in that they were reasonably designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with the adoption of Financial Accounting Standards Board Statement No. 150, we recently evaluated the financial statement presentation of our equity securities under ASR 268 and EITF Topic D-98.  As noted in Note 4, the Company has restated its consolidated balance sheets and statement of stockholder’s deficit as of and for the year ended June 30, 2004 and certain prior periods to reclassify the portions of our common stock and Series B Preferred stock which contain redemption provisions that are outside the control of the Company under the 1998 security holders agreement (the “Stockholders Agreement”).   The Company has also restated the consolidated balance sheets and statement of stockholder’s deficit as of and for the year ended June 30, 2004 to reverse the recognition of the accrual of cummulative dividends that had historically been recorded as an increase of the carrying value of the Series B Preferred stock and accumulated deficit.

In response to these reclassifications, senior management has made certain recommendations for the enhancement of our control processes and procedures, including enhanced analysis and support for the financial statement presentation of our redeemable securities.  With the assistance of our advisors, we continue to consider further actions to improve the effectiveness of our control processes and procedures.

Part II Other Information

Items 1 – 5 are not applicable

Item 6. Exhibits

a.     Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2004

SIGNATURE	TITLE

/s/ JOHN T. SAWYER	Chairman of the Board, President and Chief Executive Officer
John T. Sawyer	(Principal Executive Officer)

/s/ JEFFREY E. PLATT	Vice President-Finance and Chief Financial Officer (Principal
Jeffrey E. Platt	Accounting Officer)

/s/ PAUL N. ARNOLD	Director
Paul N. Arnold

/s/ HAROLD O. ROSSER	Director
Harold O. Rosser

/s/ J. RICE EDMONDS	Director
J. Rice Edmonds

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 22, 2004*

*	Filed herewith.