Form 10-K/A
period 2004-06-30
PENHALL INTERNATIONAL CORP
filed 2004-12-20
CIK 1070772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX EXHIBIT 12
EXHIBIT 31.3
EXHIBIT 31.4
EXHIBIT 32.3
EXHIBIT 32.4

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2004, as originally filed on October 1, 2004, to restate our consolidated balance sheets and statements of stockholders’ deficit contained therein.

The Company has restated its consolidated balance sheets as of June 30, 2003 and 2004, and the statements of stockholders’ deficit for the three-year period ended June 30, 2004, to reclassify the portions of our common stock and Series B Preferred stock which contain redemption provisions that are outside the control of the Company under the 1998 security holders agreement (the “Stockholders Agreement”).  The Stockholders Agreement was entered into in connection with the 1998 leveraged-recap transaction and contains provisions that grant the option to certain management stockholders upon the death, disability or termination of the management stockholder to require the Company to repurchase these securities at specified amounts (effectively a put option).  EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and ASR No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” provide the guidance regarding classification of the shares subject to a put option.  The Stockholders Agreement and the Company’s Indenture place certain limits on the dollar amount and number of shares that may be repurchased.  However, the Company has reclassified the carrying value of the shares that are subject to the put option from permanent stockholders’ equity into the mezzanine equity section of the Company’s consolidated balance sheets.  This revised presentation does not affect our consolidated results of operations or cash flows.  As of June 30, 2003 and June 30, 2004, the Company had 8,033 and 7,688 shares of Series B Preferred and 336,064 and 324,858 shares of common stock subject to the put option provision, respectively.

The Company has also restated its consolidated balance sheets as of June 30, 2004 and 2003, and the statements of stockholders’ deficit for the three-year period ended June 30, 2004, to reverse cumulative dividends accrued on the Series B Preferred stock since the date of issuance at the rate of 13% per annum, which have not been declared by the board of directors. The Company historically recorded these undeclared dividends as an increase in the carrying value of the Series B Preferred stock and accumulated deficit.

With the exception of the restatements described above and the disclosures regarding the same contained herein, this Form 10-K/A does not amend or modify the disclosures presented in the original Annual Report on Form 10-K or reflect events occurring after the filing of the original Annual Report on Form 10-K on October 1, 2004.

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

ITEM 6. SELECTED FINANCIAL DATA

FISCAL YEAR ENDED JUNE 30,
2000	2001	2002	2003	2004
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$173,060	$175,769	$161,242	$159,617	$157,030
Cost of revenues	119,169	123,725	121,897	127,626	121,811
Gross profit	53,891	52,044	39,345	31,991	35,219
General and administrative expenses	28,474	28,347	28,364	27,935	28,328
Reorganization expenses	43	—	—	—	—
Goodwill impairment	—	—	—	—	2,682
Other operating income	543	725	839	938	827
Earnings from operations	25,917	24,422	11,820	4,994	5,036
Other income	—	—	—	—	859
Interest expense	15,591	15,263	14,293	14,355	13,880
Earnings (loss) before income taxes	10,326	9,159	(2,473)	(9,361)	(7,985)
Income tax expense (benefit)	4,376	3,900	(856)	(3,441)	(2,342)
Net earnings (loss)	5,950	5,259	(1,617)	(5,920)	(5,643)
Accretion of preferred stock to redemption value	(2,854)	(3,207)	(3,615)	(4,074)	(4,605)
Accrual of cumulative dividends on preferred stock	(2,946)	(3,263)	(3,794)	(4,325)	(4,944)
Net earnings (loss) available to common stockholders	$150	$(1,211)	$(9,026)	$(14,319)	$(15,192)
EARNINGS (LOSS) PER SHARE:
Basic and diluted	.15	(1.22)	(9.16)	(14.52)	(15.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,000,953	995,747	985,345	986,406	986,552
OTHER DATA:
Adjusted EBITDA (1)	40,481	40,676	29,005	21,727	22,073
Adjusted EBITDA margin (2)	23.4%	23.1%	18.0%	13.6%	14.1%
Net cash provided by operating activities	20,282	15,732	17,609	12,649	11,118
Net cash provided by (used in) investing activities	(17,228)	(17,697)	(12,482)	(2,958)	6,848
Net cash provided by (used in) financing activities	(4,030)	886	48	(15,712)	(17,074)
Depreciation and amortization	14,521	16,254	17,185	16,733	14,355
Capital expenditures	18,093	18,469	9,495	4,222	6,442
Units of operated equipment rentals at end of period	664	747	761	710	696
Number of locations at end of period	31	37	38	38	37
Ratio of earnings to fixed charges (3)	1.6	x	1.6	x	––	––	—
CONSOLIDATED BALANCE SHEET DATA AT PERIOD END:
Total assets	122,162	126,962	132,915	112,601	89,407
Long-term obligations, including current maturities	125,235	125,208	128,970	117,395	100,995
Stockholders’ deficit as restated (4)	(71,687)	(69,449)	(74,364)	(84,313)	(94,205)

The following chart depicts the reconciliation of net cash provided by (used) in operating activities to Adjusted EBITDA:

	FISCAL YEAR ENDED JUNE 30,
	2000	2001	2002	2003	2004
Net cash provided by (used in) operating activities	$20,282	$15,732	$17,609	$12,649	$11,118
Interest expense less debt amortization of debt issuance costs	14,706	14,379	13,408	13,042	12,717
Current tax (expense) benefit	1,979	2,644	(120)	(2,093)	779
Provision for doubtful receivables	(340)	(146)	(340)	(767)	(427)
Gain on sale of assets	305	422	300	485	1,285
Amoritzation of deferred gain sale-leaseback	—	—	—	—	64
Change in operating assets and liabilities net of acquisitions	3,506	7,645	(1,852)	(1,589)	(2,604)
Reorganization costs	43	—	—	—	—
Other income	—	—	—	—	(859)
Adjusted EBITDA	$40,481	$40,676	$29,005	21,727	$22,073

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

(4)   As discussed in Item 7 and Item 8 of this amended Annual Report on Form 10-K/A and in Note 18 of our consolidated financial statements, we have restated our previously audited balance sheets for the years ended June 30, 2004 and 2003 and our statement of stockholders’ deficit for the three years ended June 30, 2004.  The effects of these restatements are reflected in this selected consolidated financial data. The selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

RESTATEMENT DUE TO RECLASSIFICATION

The Company has restated its consolidated balance sheets as of June 30, 2003 and 2004, and the statements of stockholders’ deficit for the three-year period ended June 30, 2004, to reclassify the portions of our common stock and Series B Preferred stock which contain redemption provisions that are outside the control of the Company and to reverse cumulative dividends on the Series B Preferred stock.  For additional information regarding the restatement, please refer to Note 18 to the consolidated financial statements included in Item 8.

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

Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 2004, the Company and its subsidiaries had $101.0 million of total indebtedness outstanding (including the Senior Notes) and a stockholders’ deficit of $94.2 million.  As of June 30, 2004 approximately $26.4 million of additional borrowing was available under The New Credit.

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

The Company also has certain common stock and Series B Preferred stock that are subject to the terms and conditions of a Securities Holders Agreement.  The Company may be required to repurchase these shares if certain conditions are met.  As of June 30, 20034 and June 30, 2004, the Company has recorded these shares at historical cost of $8,033,000 and $7,688,000, respectively, as temporary equity in the consolidated balance sheet.  The Series B Preferred stock subject to the terms and conditions of the Stockholders Agreement and the remaining Series B Preferred stock include provisions for cumulative dividends of 13% which have not been recorded as the dividends have not been declared.  Such dividends approximate $16,576,000 and $21,520,000 as of June 30, 2003 and 2004, respectively.  The Company believes that the likelihood of the conditions allowing redemption by the stockholder occurring is remote.

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

As described in Note 18, the Company’s consolidated balance sheets as of June 30, 2003 and 2004 and the consolidated statements of stockholders’ deficit as of and for the three-year period ended June 30, 2004, have been restated.

/s/ KPMG LLP

Costa Mesa, California
September 27, 2004, except for Note 18, which is as of November 30, 2004

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2003	2004
	(RESTATED)	(RESTATED)
ASSETS
Current assets:
Cash and cash equivalents	$184,000	$1,076,000
Receivables:
Contract and trade receivables	29,105,000	30,386,000
Contract retentions, due upon completion and acceptance of work	4,105,000	4,361,000
	33,210,000	34,747,000
Less allowance for doubtful receivables	1,592,000	1,317,000
Net receivables	31,618,000	33,430,000

Costs and estimated earnings in excess of billings on uncompleted contracts	1,704,000	2,957,000
Deferred tax assets	3,363,000	2,034,000
Income taxes receivable	2,648,000	—
Inventories	2,362,000	2,171,000
Prepaid expenses and other current assets	3,766,000	2,198,000
Total current assets	45,645,000	43,866,000

Property, plant and equipment, at cost:
Land	5,004,000	—
Buildings and leasehold improvements	8,793,000	1,302,000
Construction and other equipment	117,860,000	115,998,000
	131,657,000	117,300,000
Less accumulated depreciation and amortization	78,256,000	81,260,000

Net property, plant and equipment	53,401,000	36,040,000
Goodwill	9,053,000	6,371,000
Debt issuance costs, net of accumulated amortization	3,316,000	2,313,000
Other assets, net	1,186,000	817,000
	$112,601,000	$89,407,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2003	2004
	(RESTATED)	(RESTATED)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$2,551,000	$882,000
Borrowings under revolving credit facility	14,485,000	—
Trade accounts payable	7,953,000	5,664,000
Accrued liabilities and taxes payable	10,937,000	12,857,000
Current portion of insurance reserves	1,569,000	2,698,000
Current portion of deferred gain – sale-leaseback	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	831,000	1,526,000
Total current liabilities	38,326,000	23,736,000

Long-term debt, excluding current installments	359,000	113,000
Long-term portion of deferred gain – sale-leaseback	—	2,015,000
Long-term portion of insurance reserves	5,158,000	4,878,000
Senior Notes	100,000,000	100,000,000
Deferred tax liabilities	8,221,000	3,771,000
Senior Exchangeable Preferred stock, par value $.01 per share, redemption value $16,744,000 and $18,602,000 at June 30, 2003 and 2004, respectively. Authorized, issued and outstanding 10,000 shares	16,744,000	18,602,000
Series A Preferred stock, par value $.01 per share, redemption value $19,737,000 and $22,484,000 at June 30, 2003 and 2004, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares	19,737,000	22,484,000
Series B Preferred stock, 8,033 and 7,688 shares outstanding at June 30, 2003 and June 30, 2004, respectively (Note 18)	8,033,000	7,688,000
Common stock and additional paid-in capital, 336,064 and 324,858 shares outstanding at June 30, 2003 and June 30, 2004, respectively (Note 18)	336,000	325,000

Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 10,765 and 11,110 shares at June 30, 2003 and June 30, 2004 (Note 18)	10,937,000	11,282,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 685,806 and 697,012 at June 30, 2003 and June 30, 2004, respectively (Note 18)	7,000	7,000
Additional paid-in capital	1,749,000	1,760,000
Treasury stock, at cost, 35,318 common shares at June 30, 2003 and June 30, 2004	(336,000)	(336,000)
Accumulated deficit (Note 18)	(96,670,000)	(106,918,000)
Total stockholders’ deficit (Note 18)	(84,313,000)	(94,205,000)
Commitments and contingencies	$112,601,000	$89,407,000

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

PENHALL INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2002, 2003 AND 2004

(RESTATED)

	SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL	TREASURY STOCK			TOTAL
	SHARES OUTSTANDING	AMOUNT	SHARES OUTSTANDING	AMOUNT	PAID-IN CAPITAL	SHARES OUTSTANDING	AMOUNT	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balance at June 30, 2001	10,663	$10,778,000	681,252	$7,000	$1,498,000	(34,173)	(288,000)	$(81,444,000)	(69,449,000)
Shares issued	108	158,000	3,647	—	213,000	—	—	—	371,000
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(3,615,000)	(3,615,000)
Repurchase of shares	(18)	(25,000)	—	—	—	(623)	(29,000)	—	(54,000)
Net earnings	—	—	—	—	—	—	—	(1,617,000)	(1,617,000)
Balance at June 30, 2002	10,753	$10,911,000	684,899	$7,000	$1,711,000	(34,796)	(317,000)	$(86,676,000)	(74,364,000)
Shares issued	22	37,000	743	—	38,000	—	—	—	75,000
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(4,074,000)	(4,074,000)
Shares transferred from temporary equity to permanent equity	5	5,000	164	—	—	—	—	—	5,000
Repurchase of shares	(15)	(16,000)	—	—	—	(522)	(19,000)	—	(35,000)
Net loss	—	—	—	—	—	—	—	(5,920,000)	(5,920,000)
Balance at June 30, 2003	10,765	$10,937,000	685,806	$7,000	$1,749,000	(35,318)	$(336,000)	$(96,670,000)	$(84,313,000)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(4,605,000)	(4,605,000)
Shares transferred from temporary equity to permanent equity	345	345,000	11,206	—	11,000	—	—	—	356,000
Net loss	—	—	—	—	—	—	—	(5,643,000)	(5,643,000)
Balance at June 30, 2004	11,110	$11,282,000	697,012	$7,000	$1,760,000	(35,318)	$(336,000)	$(106,918,000)	$(94,205,000)

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

Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 336,064 and 324,858 shares of common stock and 8,033 and 7,688 shares of Series B Preferred stock at June 30, 2003 and 2004, respectively.

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

Series B Preferred Stock

The Company has designated 50,000 shares of preferred stock as Series B Preferred stock. The preferences and relative, participating, optional and other special rights and qualifications, limitations and restrictions (including, without limitation, dividend rights and rights on liquidation, winding up and dissolution of the Company) of the Series B Preferred stock are identical to those of the Series A Preferred stock, except that the Series B Preferred stock is not subject to any mandatory redemption by the Company.  However, certain shares of Series B Preferred stock are subject to the terms and conditions of the Stockholders Agreement which contains provisions that grant the option to certain management stockholders upon death, disability or termination of the management stockholder to require the Company to repurchase the securities at specified amounts.  The Series B Preferred stock also calls for cumulative dividends of 13% per annum, which have not been recorded as the dividends have not been declared by the Company’s Board of Directors.  Such dividends approximate $16,576,000 and $21,520,000 as of June 30, 2003 and June 30, 2004, respectively.  See Note 18.

Common Stock

The Company has authorized 5,000,000 shares of common stock.  As of June 30, 2003 and June 30, 2004, the Company has issued and outstanding shares totaling 1,021,870.  Certain shares of common stock are subject to the terms and conditions of the Stockholders Agreement, which contains provisions that grant the option to certain management stockholders upon death, disability or termination of the management stockholder to require the Company to repurchase the securities at specified amounts.  See Note 18.

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2003 (RESTATED, SEE NOTE 18)
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$31,618,000	$—	$31,618,000
Inventories	—	2,362,000	—	2,362,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,704,000	—	1,704,000
Other current assets	2,994,000	7,119,000	(152,000)	9,961,000

Total current assets	2,994,000	42,803,000	(152,000)	45,645,000
Net property, plant and equipment	8,798,000	44,603,000	—	53,401,000
Intercompany assets	—	19,398,000	(19,398,000)	—
Other assets, net	2,051,000	11,504,000	—	13,555,000
Investment in subsidiaries	70,399,000	—	(70,399,000)	—

	$84,242,000	$118,308,000	$(89,949,000)	$112,601,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$3,000	$2,548,000	$—	$2,551,000
Borrowings under revolving credit facility	—	14,485,000	—	14,485,000
Trade accounts payable	9,000	8,096,000	(152,000)	7,953,000
Accrued liabilities	5,006,000	5,931,000	—	10,937,000
Current portion of insurance reserves	—	1,569,000	—	1,569,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	831,000	—	831,000

Total current liabilities	5,018,000	33,460,000	(152,000)	38,326,000

Long-term debt, excluding current installments	180,000	179,000	—	359,000
Long-term portion of insurance reserves	—	5,158,000	—	5,158,000
Intercompany liabilities	19,398,000	—	(19,398,000)	—
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(891,000)	9,112,000	—	8,221,000
Senior Exchangeable Preferred stock	16,744,000	—	—	16,744,000
Series A Preferred stock	19,737,000	—	—	19,737,000
Series B Preferred stock (Note 18)	8,033,000	—	—	8,033,000
Common stock and additional paid-in capital (Note 18)	336,000	—	—	336,000
Stockholders’ equity (deficit) (Note 18)	(84,313,000)	70,399,000	(70,399,000)	(84,313,000)

	$84,242,000	$118,308,000	$(89,949,000)	$112,601,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2004 (RESTATED, SEE NOTE 18)
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$33,430,000	$—	$33,430,000
Inventories	—	2,171,000	—	2,171,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,957,000	—	2,957,000
Other current assets	114,000	5,194,000	—	5,308,000

Total current assets	114,000	43,752,000	—	43,866,000
Net property, plant and equipment	23,000	36,017,000	—	36,040,000
Other assets, net	1,388,000	8,113,000	—	9,501,000
Investment in subsidiaries	60,171,000	—	(60,171,000)	—

	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$—	$882,000	$—	$882,000
Trade accounts payable	3,000	5,661,000	—	5,664,000
Accrued liabilities and taxes payable	5,725,000	7,132,000	—	12,857,000
Current portion of insurance reserves	—	2,698,000	—	2,698,000
Current portion of deferred gain–sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,526,000	—	1,526,000

Total current liabilities	5,837,000	17,899,000	—	23,736,000

Long-term debt, excluding current installments	—	113,000	—	113,000
Long-term portion of deferred gain – sale-leaseback	2,015,000	—	—	2,015,000
Long-term portion of insurance reserves	—	4,878,000	—	4,878,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	18,602,000	—	—	18,602,000
Series A Preferred stock	22,484,000	—	—	22,484,000
Series B Preferred stock (Note 18)	7,688,000	—	—	7,688,000
Common stock and additional paid-in capital (Note 18)	325,000	—	—	325,000
Stockholders’ equity (deficit) (Note 18)	(94.205.000)	60,171,000	(60,171,000)	(94,205,000)

	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

(16) SUPPLEMENTARY CASH FLOW INFORMATION

The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities for the years ended June 30:

	2002	2003	2004

Cash paid during the year for:
Income taxes	$787,000	$—	$—
Interest	13,427,000	13,227,000	12,666,000
Noncash investing and financing activities -
Borrowings related to the acquisition of assets	$547,000	$—	$—
Accretion of preferred stock to redemption value	3,615,000	4,074,000	4,605,000
Transfer of temporary equity instruments to permanent equity upon expiration of put option (Note 18)	—	5,000	356,000

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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

(18) RESTATEMENT DUE TO RECLASSIFICATION

The Company has restated its consolidated balance sheets as of June 30, 2003 and June 30, 2004 and its consolidated statements of stockholders’ deficit for the three-year period ended June 30, 2004, to reclassify the portions of our common stock and Series B Preferred stock which contain redemption provisions that are outside the control of the Company under the 1998 security holders agreement (the “Stockholders Agreement”).  The Stockholders Agreement was entered into in connection with the 1998 leveraged-recap transaction and contains provisions that grant the option to certain management stockholders upon the death, disability or termination of the management stockholder to require the Company to repurchase these securities at specified amounts (effectively a put option).  EITF Topic D-98 “Classification and Measurement of Redeemable Securities” and ASR No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” provide the guidance regarding classification of the shares subject to a put option.  The Stockholders Agreement and the Company’s Indenture place certain limits on the dollar amount and number of shares that may be repurchased.  However, the Company has reclassified the carrying value of the shares that are subject to the put option from permanent stockholders’ equity to temporary equity in the accompanying consolidated balance sheets.  This revised presentation does not affect the consolidated results of operations or cash flows.  As of June 30, 2003 and June 30, 2004, the Company had 8,033 and 7,688 shares of Series B Preferred stock and 336,064 and 324,858 shares of common stock subject to the put option provision, respectively.

The Company has also restated its consolidated balance sheets as of June 30, 2003 and 2004 and the statements of stockholders’ deficit for the three-year period ended June 30, 2004, to reverse the accrual of 13% cumulative dividends which have not been declared by the board of directors.  The Company historically recorded these undeclared dividends as an increase in the carrying value of the Series B Preferred stock and accumulated deficit.

The following table reflects the impact of the reclassifications on the consolidated balance sheet as of June 30, 2003 and 2004:

	2003		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Temporary Equity

Series B Preferred stock	$—	$8,033,000	$—	$7,688,000
Common stock and additional paid-in capital	—	336,000	—	325,000

Permanent Stockholders’ Deficit

Series B Preferred stock	35,546,000	10,937,000	40,490,000	11,282,000

Common stock	10,000	7,000	10,000	7,000

Additional paid-in capital	2,082,000	1,749,000	2,082,000	1,760,000

Accumulated deficit	(113,246,000)	(96,670,000)	(128,438,000)	(106,918,000)

Total stockholders’ deficit	$(75,944,000)	$(84,313,000)	$(86,192,000)	$(94,205,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2004

The following table reflects the impact of the reclassifications on the consolidated statements of stockholders’ deficit as of July 1, 2001 and as of and for the three-year period ended June 30, 2004:

	July 1, 2001		2002		2003		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Series B Preferred stock	$27,273,000	$10,778,000	$31,200,000	$10,911,000	$35,546,000	$10,937,000	$40,490,000	$11,282,000
Common stock	10,000	7,000	10,000	7,000	10,000	7,000	10,000	7,000
Additional paid-in capital	1,831,000	1,498,000	2,044,000	1,711,000	2,082,000	1,749,000	2,082,000	1,760,000
Accumulated deficit	(89,901,000)	(81,444,000)	(98,927,000)	(86,676,000)	(113,246,000)	(96,670,000)	(128,438,000)	(106,918,000)
Stockholders’deficit	$(61,075,000)	$(69,449,000)	$(65,990,000)	$(74,364,000)	$(75,944,000)	$(84,313,000)	$(86,192,000)	$(94,205,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the adoption of Financial Accounting Standards Board Statement No. 150, we recently evaluated the financial statement presentation of our equity securities under ASR 268 and EITF Topic D-98.  As noted in Note 18, the Company has restated its consolidated balance sheets and statements of stockholders’ deficit as of and for the three-year period ended June 30, 2004, to reclassify the portions of our common stock and Series B Preferred stock which contain redemption provisions that are outside the control of the Company under the 1998 security holders agreement (the “Stockholders Agreement”).   The Company has also restated the consolidated balance sheets and statements of stockholders’ deficit as of and for the three-year period ended June 30, 2004, to reverse the recognition of cumulative dividends that had historically been recorded as an increase to the carrying value of the Series B Preferred stock and accumulated deficit. In response to these reclassifications, senior management has made certain recommendations for the enhancement of our control processes and procedures, including enhanced analysis and support for the financial statement presentation of our redeemable securities.  With the assistance of our advisors, we continue to consider further actions to improve the effectiveness of our control processes and procedures.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company and the Report of Independent Auditors are incorporated by reference into this item 15 of Form 10-K/A by item 8 hereof:

•              Report of Independent Registered Public Accounting Firm

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

25

Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004 (incorporated herein to this reference to Exhibit 31.1 to the registrants Form 10-K filed October 1, 2004)

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004 (incorporated herein to this reference to Exhibit 31.2 to the registrants Form 10-K filed October 1, 2004)

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004*
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004*
32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004.  (incorporated herein to this reference to Exhibit 32.1 to the registrants Form 10-K filed October 1, 2004)

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004 (incorporated herein to this reference to Exhibit 32.2 to the registrants Form 10-K filed October 1, 2004)

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004.*
32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004*
99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENHALL INTERNATIONAL CORP.

By:	/s/ JOHN T. SAWYER
John T. Sawyer Chairman of the Board, President and Chief Executive Officer

December 20, 2004

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

25

Statement of Eligibility and Qualification, Form T-1, of United States Trust Company of New York, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745)

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004 (incorporated herein to this reference to Exhibit 31.1 to the registrants Form 10-K filed October 1, 2004)

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004 (incorporated herein to this reference to Exhibit 31.2 to the registrants Form 10-K filed October 1, 2004)

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004*
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004*
32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004.  (incorporated herein to this reference to Exhibit 32.1 to the registrants Form 10-K filed October 1, 2004)

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated October 1, 2004 (incorporated herein to this reference to Exhibit 32.2 to the registrants Form 10-K filed October 1, 2004)

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004.*
32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 dated December 20, 2004*
99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

*                   Filed herewith.