Form 10-Q
period 2004-12-31
PENHALL INTERNATIONAL CORP
filed 2005-02-14
CIK 1070772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File Number. 333-64745

PENHALL INTERNATIONAL CORP.

(Exact Name of registrant as specified in its charter)

ARIZONA	86-0634394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 PENHALL WAY, ANAHEIM, CA 92803

(Address of principal executive offices) (Zip Code)

(714) 772-6450

(Registrant’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF FEBRUARY 14, 2005

Common Stock, $.01 Par Value	986,552

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$1,076,000	$44,000
Receivables:
Contract and trade receivables	30,386,000	29,511,000
Contract retentions due upon completion and acceptance of work	4,361,000	4,901,000
	34,747,000	34,412,000
Less allowance for doubtful receivables	1,317,000	1,161,000
Net receivables	33,430,000	33,251,000

Costs and estimated earnings in excess of billings on uncompleted contracts	2,957,000	2,341,000
Deferred tax assets	2,034,000	2,034,000
Inventories	2,171,000	2,101,000
Prepaid expenses and other current assets	2,198,000	2,614,000
Total current assets	43,866,000	42,385,000

Plant and equipment, at cost:
Leasehold improvements	1,302,000	1,324,000
Construction and other equipment	115,998,000	120,082,000
	117,300,000	121,406,000
Less accumulated depreciation	81,260,000	85,225,000
Net plant and equipment	36,040,000	36,181,000

Goodwill	6,371,000	6,371,000
Debt issuance costs, net of accumulated amortization	2,313,000	1,731,000
Other assets, net	817,000	661,000
	$89,407,000	$87,329,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Continued

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current installments of long-term debt	$882,000	$493,000
Borrowings under revolving credit facility	—	3,000
Trade accounts payable	5,664,000	4,240,000
Accrued liabilities and taxes payable	12,857,000	12,108,000
Current portion of insurance reserves	2,698,000	1,738,000
Current portion of deferred gain - sale-leaseback	109,000	109,000
Billing in excess of costs and estimated earnings on uncompleted contracts	1,526,000	1,386,000
Total current liabilities	23,736,000	20,077,000

Long-term debt, excluding current installments	113,000	7,000
Long-term portion of deferred gain - sale-leaseback	2,015,000	1,960,000
Long-term portion of insurance reserves	4,878,000	5,903,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	3,771,000	3,771,000
Senior Exchangeable Preferred stock, par value $.01 per share, redemption value $18,602,000 and $19,613,000 at June 30, 2004 and December 31, 2004, respectively. Authorized, issued and outstanding 10,000 shares	18,602,000	19,613,000

Series A Preferred stock, par value $.01 per share, redemption value $22,484,000 and $24,007,000 at June 30, 2004 and December 31, 2004, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares	22,484,000	24,007,000

Series B Preferred stock subject to put option, 7,688 shares outstanding at June 30, 2004 and December 31, 2004	7,688,000	7,688,000

Common stock subject to put option, 324,858 shares outstanding at June 30, 2004 and December 31, 2004	325,000	325,000

Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 11,110 shares at June 30, 2004 and December 31, 2004	11,282,000	11,282,000
Common stock, par value $.01 per share. Authorized 5,000,000 shares; issued and outstanding 697,012 at June 30, 2004 and December 31, 2004	7,000	7,000
Additional paid-in capital	1,760,000	1,760,000
Treasury stock, at cost, 35,318 common shares at June 30, 2004 and December 31, 2004	(336,000)	(336,000)
Accumulated deficit	(106,918,000)	(108,735,000)
Total stockholders’ deficit	(94,205,000)	(96,022,000)
Commitments and contingencies
	$89,407,000	$87,329,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTH PERIODS ENDED DECEMBER 31,		SIX MONTH PERIODS ENDED DECEMBER 31,
	2003	2004	2003	2004

Revenues	$37,875,000	$38,390,000	$85,399,000	$91,209,000
Cost of revenues	27,966,000	29,671,000	64,220,000	68,262,000

Gross profit	9,909,000	8,719,000	21,179,000	22,947,000
General and administrative expenses	7,448,000	7,205,000	14,399,000	15,320,000
Other operating income	334,000	262,000	398,000	319,000

Earnings from operations	2,795,000	1,776,000	7,178,000	7,946,000
Interest expense	3,524,000	3,318,000	7,103,000	6,786,000
Interest expense – preferred stock	—	1,286,000	—	2,534,000
Other income	806,000	28,000	806,000	55,000

Earnings (loss) before income taxes	77,000	(2,800,000)	881,000	(1,319,000)
Income tax expense (benefit)	29,000	(594,000)	335,000	498,000

Net earnings (loss)	48,000	(2,206,000)	546,000	(1,817,000)
Accretion of preferred stock to redemption value	(1,140,000)	—	(2,246,000)	—
Accrual of cumulative dividends on preferred stock	(1,224,000)	(1,394,000)	(2,403,000)	(2,742,000)

Net loss applicable to common stockholders	$(2,316,000)	$(3,600,000)	$(4,103,000)	$(4,559,000)

Loss per share basic and diluted	$(2.35)	$(3.65)	$(4.16)	$(4.62)
Weighted average number of shares outstanding basic and diluted	986,552	986,552	986,552	986,552

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTH PERIODS ENDED DECEMBER 31,
	2003	2004
Cash flows from operating activities:
Net earnings (loss)	$546,000	$(1,817,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	7,578,000	6,222,000
Interest on preferred stock	—	2,534,000
Amortization of debt issuance costs	580,000	582,000
Provision for doubtful receivables	84,000	239,000
Gains on sale of assets, net	(1,117,000)	(130,000)
Amortization of deferred gain on sale-leaseback	—	(55,000)
Changes in operating assets and liabilities:
Receivables	1,440,000	(60,000)
Inventories, prepaid expenses, other assets and income taxes receivable	1,913,000	(346,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(417,000)	616,000
Trade accounts payable, accrued liabilities, insurance reserves and income taxes payable	(3,468,000)	(2,538,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	242,000	(140,000)
Net cash provided by operating activities	7,381,000	5,107,000

Cash flows from investing activities:
Proceeds from sale of assets	12,880,000	381,000
Capital expenditures	(2,875,000)	(6,458,000)
Net cash provided by (used in) investing activities	10,005,000	(6,077,000)

Cash flows from financing activities:
Borrowings under long-term debt	27,000	271,000
Repayments of long-term debt	(409,000)	(766,000)
Borrowings under revolving credit facility	127,654,000	99,254,000
Repayments of revolving credit facility	(142,139,000)	(99,251,000)
Debt issuance costs	(161,000)	—
Book overdraft	(514,000)	430,000
Net cash used in financing activities	(15,542,000)	(62,000)

Net change in cash and cash equivalents	1,844,000	(1,032,000)
Cash and cash equivalents at beginning of period	184,000	1,076,000
Cash and cash equivalents at end of period	$2,028,000	$44,000
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for
Income taxes	$(2,466,000)	$750,000
Interest	$6,411,000	$6,126,000
Supplemental disclosures of non cash investing and financing information:
Accretion of preferred stock to redemption value	$2,246,000	$—
Accrual of cumulative dividends on preferred stock	$2,403,000	$2,742,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

(1)         Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments.  All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ condensed consolidated financial statements to conform to the current period presentation.

The Company’s business is seasonal in nature and the results of operations for these interim periods are not necessarily indicative of results for the full year.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included on Form 10-K/A of Penhall International Corp. (together with its subsidiaries, the “Company”) for the year ended June 30, 2004 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(2)         Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted to employees under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. The Company has certain shares of Series B Preferred stock and common stock issued under the Securities Holders Agreement.  Certain compensation charges could result if triggering events (i.e. death, disability or termination) occur.  No compensation cost has been recognized on options granted to employees for the three and six month periods ended December 31, 2004. SFAS No. 123 requires that the Company provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” requiring quarterly SFAS No. 123 pro forma disclosure.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Three months ended		Six months ended
	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004

Net loss available to common stockholders as reported	$(2,316,000)	$(3,600,000)	(4,103,000)	$(4,559,000)
Add:
Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	$—	$—	$—	$—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$(2,000)	$(2,000)	$(6,000)	$(5,000)
Pro forma net loss available to common stockholders	$(2,318,000)	$(3,602,000)	$(4,109,000)	$(4,564,000)
Basic and diluted loss per share as reported	$(2.35)	$(3.65)	$(4.16)	$(4.62)
Pro forma basic and diluted loss per share	$(2.35)	$(3.65)	$(4.17)	$(4.63)

(3)         Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potentially dilutive securities. The dilutive effect of outstanding options is reflected in diluted per share by application of the treasury stock method. For the three and six month periods ended December 31, 2003 and 2004 diluted loss per share is the same as basic loss per share as options to purchase 8,585 and 7,910 shares of common stock were not included in the computation of diluted loss per share for the three-month and six-month periods ended December 31, 2003 and 2004, respectively, as the effect would have been anti-dilutive.

(4)         Related Party

The Company has a balance due to Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) of $525,000 as of December 31, 2004 related to management services.  The balance due at June 30, 2004 was $375,000.

(5)         Change in Accounting Principle

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of certain entities, including the Company, for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has adopted Statement 150 effective July 1, 2004.  As a result of the adoption of Statement 150, accretion related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock is treated as interest expense in the Company’s consolidated statements of operations.  Prior to the adoption accretion was treated as part of the determination of net loss applicable to common stockholders.

(6)         Commitments and Contingencies

The Company has an employment related legal matter which has been substantially settled.  The Company estimates that the remaining reserves of $29,000 are sufficient based on the settlement.

There are various additional lawsuits and claims pending and claims being pursued by the Company and its subsidiaries arising out of the normal course of business.  It is management’s present opinion, based in part upon the advice of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

(7)         Condensed Consolidating Financial Information

The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The Guarantor Subsidiaries, (Penhall Company and subsidiaries), guarantee certain obligations of the Company, including the Senior Notes.  Separate financial statements and other disclosures with respect to each of the individual Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not, in the opinion of management, provide additional information that is material to investors.

The condensed consolidating financial information presents condensed financial statements as of June 30, 2004 and December 31, 2004 and for the three and six month periods ended December 31, 2003 and 2004 of:

a.                                       Penhall International Corp. on a parent company only basis (“Parent”) (carrying its investments in the subsidiaries under the equity method),

b.                                      the Guarantor Subsidiaries (Penhall Company and subsidiaries),

c.                                       elimination entries necessary to consolidate the parent company and its subsidiaries,

d.                                      the Company on a consolidated basis.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Balance Sheet

	JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$33,430,000	$—	$33,430,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,957,000	—	2,957,000
Inventories	—	2,171,000	—	2,171,000
Other current assets	114,000	5,194,000	—	5,308,000
Total current assets	114,000	43,752,000	—	43,866,000
Net plant and equipment	23,000	36,017,000	—	36,040,000
Other assets, net	1,388,000	8,113,000	—	9,501,000
Investment in subsidiaries	60,171,000	—	(60,171,000)	—
	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000
Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$—	$882,000	$—	$882,000
Trade accounts payable	3,000	5,661,000	—	5,664,000
Accrued liabilities and taxes payable	5,725,000	7,132,000	—	12,857,000
Current portion of insurance reserves	—	2,698,000	—	2,698,000
Current portion of deferred gain-sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,526,000	—	1,526,000
Total current liabilities	5,837,000	17,899,000	—	23,736,000
Long-term debt, excluding current installments	—	113,000	—	113,000
Long-term portion of deferred gain – sale-leaseback	2,015,000	—	—	2,015,000
Long-term portion of insurance reserves	—	4,878,000	—	4,878,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	18,602,000	—	—	18,602,000
Series A Preferred stock	22,484,000	—	—	22,484,000
Series B Preferred stock subject to put option	7,688,000	—	—	7,688,000
Common stock subject to put option	325,000	—	—	325,000
Stockholders’ equity (deficit)	(94,205,000)	60,171,000	(60,171,000)	(94,205,000)
	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Balance Sheet

	DECEMBER 31, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$33,251,000	$—	$33,251,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,341,000	—	2,341,000
Inventories	—	2,101,000	—	2,101,000
Other current assets	95,000	4,597,000	—	4,692,000

Total current assets	95,000	42,290,000	—	42,385,000
Net plant and equipment	6,000	36,175,000	—	36,181,000
Other assets, net	1,056,000	7,707,000	—	8,763,000
Investment in subsidiaries	61,168,000	—	(61,168,000)	—
	$62,325,000	$86,172,000	$(61,168,000)	$87,329,000
Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$—	$493,000	$—	$493,000
Borrowings under revolving credit facility	—	3,000	—	3,000
Trade accounts payable	—	4,240,000	—	4,240,000
Accrued liabilities and taxes payable	5,695,000	6,413,000	—	12,108,000
Current portion of insurance reserves	—	1,738,000	—	1,738,000
Current portion of deferred gain- sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,386,000	—	1,386,000
Total current liabilities	5,804,000	14,273,000	—	20,077,000

Long-term debt, excluding current installments	—	7,000	—	7,000
Long-term portion of deferred gain – sale-leaseback	1,960,000	—	—	1,960,000
Long-term portion of insurance reserves	—	5,903,000	—	5,903,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	19,613,000	—	—	19,613,000
Series A Preferred stock	24,007,000	—	—	24,007,000
Series B Preferred stock subject to put option	7,688,000	—	—	7,688,000
Common stock subject to put option	325,000	—	—	325,000
Stockholders’ equity (deficit)	(96,022,000)	61,168,000	(61,168,000)	(96,022,000)
	$62,325,000	$86,172,000	$(61,168,000)	$87,329,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Statement of Operations

	THREE MONTH PERIOD ENDED DECEMBER 31, 2003
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,245,000	$37,875,000	$(1,245,000)	$37,875,000
Cost of revenues	—	27,966,000	—	27,966,000

Gross profit	1,245,000	9,909,000	(1,245,000)	9,909,000
General and administrative expenses	256,000	7,589,000	(397,000)	7,448,000
Royalties	—	848,000	(848,000)	—
Other operating income, net	—	334,000	—	334,000
Equity in earnings of subsidiary	1,374,000	—	(1,374,000)	—

Earnings from operations	2,363,000	1,806,000	(1,374,000)	2,795,000
Interest expense	3,227,000	297,000	—	3,524,000
Other income	11,000	795,000	—	806,000

Earnings (loss) before income taxes	(853,000)	2,304,000	(1,374,000)	77,000
Income tax expense (benefit)	(901,000)	930,000	—	29,000

Net earnings	$48,000	$1,374,000	$(1,374,000)	$48,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Statement of Operations

	THREE MONTH PERIOD ENDED DECEMBER 31, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,256,000	$38,390,000	$(1,256,000)	$38,390,000
Cost of revenues	—	29,671,000	—	29,671,000
Gross profit	1,256,000	8,719,000	(1,256,000)	8,719,000
General and administrative expenses	463,000	7,138,000	(396,000)	7,205,000
Royalties	—	860,000	(860,000)	—
Other operating income, net	—	262,000	—	262,000
Equity in earnings of subsidiary	486,000	—	(486,000)	—
Earnings from operations	1,279,000	983,000	(486,000)	1,776,000
Interest expense	3,146,000	172,000	—	3,318,000
Interest expense - preferred stock	1,286,000	—	—	1,286,000
Other income	28,000	—	—	28,000
Earnings (loss) before income taxes	(3,125,000)	811,000	(486,000)	(2,800,000)
Income tax expense (benefit)	(919,000)	325,000	—	(594,000)
Net earnings (loss)	$(2,206,000)	$486,000	$(486,000)	$(2,206,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Statement of Operations

	SIX MONTH PERIOD ENDED DECEMBER 31, 2003
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$2,705,000	$85,399,000	$(2,705,000)	$85,399,000
Cost of revenues	—	64,220,000	—	64,220,000

Gross profit	2,705,000	21,179,000	(2,705,000)	21,179,000
General and administrative expenses	448,000	14,743,000	(792,000)	14,399,000
Royalties	—	1,913,000	(1,913,000)	—
Other operating income, net	—	398,000	—	398,000
Equity in earnings of subsidiary	3,121,000	—	(3,121,000)	—

Earnings from operations	5,378,000	4,921,000	(3,121,000)	7,178,000
Interest expense	6,421,000	682,000	—	7,103,000
Other income	11,000	795,000	—	806,000

Earnings (loss) before income taxes	(1,032,000)	5,034,000	(3,121,000)	881,000
Income tax expense (benefit)	(1,578,000)	1,913,000	—	335,000

Net earnings	$546,000	$3,121,000	$(3,121,000)	$546,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Statement of Operations

	SIX MONTH PERIOD ENDED DECEMBER 31, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$2,835,000	$91,209,000	$(2,835,000)	$91,209,000
Cost of revenues	—	68,262,000	—	68,262,000
Gross profit	2,835,000	22,947,000	(2,835,000)	22,947,000
General and administrative expenses	871,000	15,241,000	(792,000)	15,320,000
Royalties	—	2,043,000	(2,043,000)	—
Other operating income, net	—	319,000	—	319,000
Equity in earnings of subsidiary	3,356,000	—	(3,356,000)	—
Earnings from operations	5,320,000	5,982,000	(3,356,000)	7,946,000
Interest expense	6,398,000	388,000	—	6,786,000
Interest expense - preferred stock	2,534,000	—	—	2,534,000
Other income	55,000	—	—	55,000
Earnings (loss) before income taxes
	(3,557,000)	5,594,000	(3,356,000)	(1,319,000)
Income tax expense (benefit)	(1,740,000)	2,238,000	—	498,000
Net earnings (loss)	$(1,817,000)	$3,356,000	$(3,356,000)	$(1,817,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Statement of Cash Flows

	SIX MONTH PERIOD ENDED DECEMBER 31, 2003
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Net cash provided by operating activities	$1,203,000	$6,178,000	$—	$7,381,000

Cash flows from investing activities:
Proceeds from sale of assets	11,312,000	1,568,000	—	12,880,000
Capital expenditures	—	(2,875,000)	—	(2,875,000)

Net cash provided by (used in) investing activities	11,312,000	(1,307,000)	—	10,005,000

Cash flows from financing activities:
Due to (from) affiliates	(12,317,000)	12,317,000	—	—
Borrowings under long-term debt	—	27,000	—	27,000
Repayments of long-term debt	(183,000)	(226,000)	—	(409,000)
Borrowings under revolving credit facility	—	127,654,000	—	127,654,000

Repayments of revolving credit facility	—	(142,139,000)	—	(142,139,000)
Debt issuance costs	—	(161,000)	—	(161,000)
Book overdraft	(152,000)	(514,000)	152,000	(514,000)

Net cash used in financing activities	(12,652,000)	(3,042,000)	152,000	(15,542,000)

Net change in cash and cash equivalents	(137,000)	1,829,000	152,000	1,844,000
Cash and cash equivalents at beginning of period	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of period	$15,000	$2,013,000	$—	$2,028,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Unaudited)

Condensed Consolidating Statement of Cash Flows

	SIX MONTH PERIOD ENDED DECEMBER 31, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(2,363,000)	$7,470,000	$—	$5,107,000

Cash flows from investing activities:
Proceeds from sale of assets	—	381,000	—	381,000
Capital expenditures	—	(6,458,000)	—	(6,458,000)
Net cash used in investing activities	—	(6,077,000)	—	(6,077,000)

Cash flows from financing activities:
Due to (from) affiliates	2,359,000	(2,359,000)	—	—
Borrowings under long-term debt	—	270,000	—	270,000
Repayments of long-term debt	—	(765,000)	—	(765,000)
Borrowings under revolving credit facility	—	99,254,000	—	99,254,000
Repayments of revolving credit facility	—	(99,251,000)	—	(99,251,000)
Book overdraft	—	430,000	—	430,000
Net cash provided by (used in) financing activities	2,359,000	(2,421,000)	—	(62,000)

Net change in cash and cash equivalents	(4,000)	(1,028,000)	—	(1,032,000)
Cash and cash equivalents at beginning of period	8,000	1,068,000	—	1,076,000
Cash and cash equivalents at end of period	$4,000	$40,000	$—	$44,000

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of operations and financial condition of Penhall International Corp. and subsidiaries (Penhall or the Company) should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto included in this quarterly report on Form 10-Q and the Company’s audited consolidated financial statements and footnotes thereto included in its annual report on Form 10-K, filed with the Securities and Exchange Commission.

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

Fixed-price contracts are obtained primarily through competitive bidding in response to advertisements by federal, state and local agencies and private parties and to a lesser extent through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. Bidding activity, backlog and revenue resulting from the award of new contracts may vary significantly from period to period.

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

Valuation of Long-Lived Assets

When triggering events occur, we will review the carrying value of long-lived assets (excluding goodwill) for potential impairment.  Our review considers a combination of appraised value, anticipated future undiscounted cash flows and location of the asset for each line of equipment.  Deteriorating market conditions could potentially impact valuation of long-lived assets.  In markets where adverse market conditions exist, the Company will consider reallocation of long-lived assets to markets where those assets will produce cash flow.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Goodwill

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit based on cash flow utilizing a multiple of earnings before interest, depreciation, taxes and amortization (EBIDTA).  This multiple is determined based on prior transactions conducted by the company and by others in comparable market sectors to calculate the fair value.  We will perform our valuation analysis at least annually or sooner if an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss in future periods. The Company evaluates goodwill for impairment at June 30 of each year.

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

•                    Unanticipated competition; and

•                    EBITDA relative to net book value

RESULTS OF OPERATIONS

Six months Ended December 31, 2004 Compared to Six months Ended December 31, 2003

Revenues.  Revenues for the six months ended December 31, 2004  (“Interim 2005”) were $91.2 million an increase of $5.8 million or 6.8% from the six months ended December 31, 2003 (“Interim 2004”).   In Interim 2005, service revenues increased $4.0 million or 6.8% and contract revenues increased $1.8 million or 6.8% as compared to Interim 2004.  The increase in revenues is primarily attributable to increases in non-residential construction nationwide and particularly in California as well as the increase in concrete restoration projects undertaken by many of the states.

Penhall operated through 37 locations in 16 states at December 31, 2004, and through 38 locations in 17 states at December 31, 2003.  At December 31, 2004, Penhall’s operated rental fleet consisted of 686 units compared to 701 units at December 31, 2003, a decrease of 2.1%.  The smaller fleet of revenue units is attributable to the Company not replacing all of the disposed units since revenue unit utilization rates remain below 72% for the six-month period.

Gross Profit.  Gross profit totaled $22.9 million in Interim 2005, an increase of  $1.8 million or 8.3% from Interim 2004. Gross profit as a percentage of revenues increased from 24.8% in Interim 2004 to 25.2% in Interim 2005. The increase in gross profit from Interim 2004 to Interim 2005 is primarily attributable to higher market demand for operated equipment which increased demand for the Company’s services during Interim 2005.  Another factor increasing gross profit was the $1.1 million decrease in depreciation expense, which is the result of low capital expenditures during 2003 and 2004.

General and Administrative Expenses.  General and administrative expenses were $15.3 million in Interim 2005 compared to $14.4 million in Interim 2004. As a percent of revenues, general and administrative expenses were 16.8% in Interim 2005 compared to 16.9% in Interim 2004. The increase in general and administrative expenses during Interim 2005 is primarily attributable to increases in rent expense of $0.6 million associated with the sale/leaseback of Company properties and increases in incentive compensation of $0.4 million.

Interest Expense. Interest expense was $6.8 million in Interim 2005 compared to interest expense of $7.1 million in Interim 2004. The decrease in interest expense is attributable to lower borrowings in Interim 2005 primarily resulting from the proceeds on the sale-leaseback of the Company owned properties, which was used to reduce the borrowings under the revolving credit facility, partially offset by higher costs for letters of credit.

Interest Expense - Preferred Stock.  In Interim 2005, the Company adopted SFAS No. 150 which required the Company to present separately as interest expense $2.5 million of accretion related to mandatorily redeemable instruments.  Prior to Interim 2005, the Company recorded the accretion in the determination of net loss applicable to common stockholders which was $2.2 million in Interim 2004.

Other Income.  Other income was $55,000 in Interim 2005 compared to $0.8 million in Interim 2004.  The decrease is attributable to the sale of an FCC license during Interim 2004.

Income Tax Expense.  The Company recorded an income tax expense of $0.5 million or 41% of earnings before income taxes excluding the impact of non-deductible interest expense on preferred stock, compared to an income tax expense of $0.3 million, or 38.0% of earnings before income taxes in Interim 2004.   The change in the effective tax rate adjusted for the non-deductible interest for Interim 2005 is primarily attributable to a change in estimated deductible depreciation for 2005.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenues.  Revenues for the three months ended December 31, 2004  (“Interim 2005”) were $38.4 million an increase of $0.5 million or 1.4% from the three months ended December 31, 2003 (“Interim 2004”).   In Interim 2005, service revenues increased $2.2 million or 8.3% and contract revenues decreased $1.7 million or 15.6% as compared to Interim 2004.  The increase in service revenues is primarily attributable to increases in non residential construction nationwide and particularly in California as well as the increase in concrete restoration projects undertaken by many of the states.  The decrease in contract revenues in Interim 2005 is primarily related to a large project in Interim 2004 which was substantially completed prior to Interim 2005.

Gross Profit.  Gross profit totaled $8.7 million in Interim 2005, a decrease of $1.2 million or 12.0% from Interim 2004. Gross profit as a percentage of revenues decreased from 26.2% in Interim 2004 to 22.7% in Interim 2005. The decrease in gross profit from Interim 2004 to Interim 2005 is primarily attributable to the significant gross profit of a large project in Interim 2004 partially offset by a $0.5 million decrease in depreciation expense, which is the result of lower capital expenditures during 2003 and 2004, compared with previous periods.

General and Administrative Expenses.  General and administrative expenses were $7.2 million in Interim 2005 compared to $7.4 million in Interim 2004. As a percent of revenues, general and administrative expenses were 18.8% in Interim 2005 compared to 19.7% in Interim 2004. The decrease in general and administrative expenses as a percentage of revenues during Interim 2005 is primarily to decreases in bonus expense of $0.3 million and depreciation of $0.1 million partially offset by increases in rent expense of $0.3 million associated with the sale/leaseback of Company properties.

Interest Expense. Interest expense was $3.3 million in Interim 2005 compared to interest expense of $3.5 million in Interim 2004. The decrease in interest expense is attributable to lower borrowings in Interim 2005 primarily resulting from the proceeds on the sale-leaseback of the Company owned properties, which was used to reduce the borrowings under the revolving credit facility, partially offset by higher costs for letters of credit.

Interest Expense - Preferred Stock.  In Interim 2005, the Company adopted SFAS No. 150 which required the Company to present separately as interest expense $1.3 million of accretion related to mandatorily redeemable instruments.  Prior to Interim 2005, the Company recorded the accretion in the determination of net loss applicable to common stockholders which was $1.1 million in Interim 2004.

Other Income.  Other income was $28,000 in Interim 2005 compared to $0.8 million in Interim 2004.  The decrease is attributable to the sale of an FCC license during Interim 2004.

Income Tax Benefit. The Company recorded an income tax benefit of $0.6 million, or 39.2% of earnings before income taxes excluding the impact of non-deductible interest expense on preferred stock, compared to an income tax expense of $29,000, or 37.7% of earnings before income taxes in Interim 2004.    The change in the effective tax rate adjusted for the non-deductible interest for Interim 2005 is primarily attributable to a change in estimated deductible depreciation for 2005.

LIQUIDITY AND CAPITAL RESOURCES

It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the Company’s new credit facility (“The New Credit”) secured in May 2003. The New Credit is a $50 million; three year asset-based borrowing facility consisting of a revolving credit facility (“New Revolver”) of up to $50 million, with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate.

The provisions of The New Credit include a lock-box agreement and also allow the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation.  Accordingly, borrowings under the agreement are classified as current.  Borrowings under The New Credit are subject to certain financial covenants that include capital expenditure limits, utilization rate ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum borrowing availability limit. The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts receivable, equipment, fixtures, cash, and other assets of the Company.  As of December 31, 2004, the Company had outstanding borrowings of $3,000, $17.9 million of outstanding letters of credit, borrowing base limitations of $10.1 million, and borrowings unused and available under The New Credit of $22.0 million.

Summary Cash Flow Data (000’s) for the six months ended December 31,	2003	2004
Cash and cash equivalents	$2,028	$44

Net cash provided by (used in):
Operating activities	$7,381	$5,107
Investing activities	$10,005	$(6,077)
Financing activities	$(15,542)	$(62)
Capital expenditures	$(2,875)	$(6,458)

We believe that our current cash and cash equivalents, cash generated from operations, and the amount available under our existing credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next 12 months.

Cash provided by operating activities decreased from $7.4 million in Interim 2004 to $5.1 million in Interim 2005.  In Interim 2005, the net cash was provided by net loss adjusted by non-cash expenses partially offset by increases in inventories, prepaid expenses and other assets and decreases in accounts payable, accrued liabilities and income taxes payable.  In Interim 2004, the net cash was provided by net earnings adjusted by non-cash expenses plus decreases in receivables and inventories, prepaid expenses and other asset partially offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable, accrued liabilities and income taxes payable.

Cash used by investing activities in Interim 2005 of $6.1 million was a $16.1 million change from the $10.0 million provided by investing activities in Interim 2004.  The change was due to the higher level of capital expenditures in Interim 2005 compared to the $12.9 million received from the proceeds from the sale-leaseback of properties, the sale of the FCC license and the normal sales of assets in Interim 2004.  The Company had no acquisitions in Interim 2004 or 2005.

Cash used by financing activities were $62,000 and $15.5 million in Interim 2005 and 2004, respectively.  In Interim 2004 cash from the sale-leaseback was used primarily to reduce debt under the revolving credit facility.

The Company had standby letters of credit totaling $17.9 million at December 31, 2004, all of which are automatically renewable unless participating parties notify the other party thirty days prior to cancellation.  The letters of credit are provided as collateral for our surety and for our insurance programs.  In addition, we are generally required to provide surety bonds that provide an additional measure of security under certain public and private sector contracts. Most of the Company’s surety bonds are performance bonds which do not have a stated expiration date; instead the bonds are generally released when each contract is accepted by our customer.

Management estimates that Penhall’s annual capital expenditures will be approximately $12.0 million for fiscal 2005, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

Historically, Penhall funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. However, in 1998, a series of transactions occurred similar to a leveraged buyout.  As a result of these transactions the Company has substantial indebtedness and debt service obligations. As of December 31, 2004, the Company and its subsidiaries had $100.5 million of indebtedness related to borrowings, $43.6 million of indebtedness related to mandatorily redeemable preferred stock and a stockholders’ deficit of $96.0 million.  As of December 31, 2004 approximately $22.0 million of additional borrowing was available under The New Credit.

As of December 31, 2004, the Company has the following obligations subject to redemption or maturity in fiscal 2007 and 2008:

	Due date	Balance at December 31, 2004
Senior Notes	08/01/06	$100,000,000
Senior Exchangeable Preferred Stock	02/01/07	$19,613,000
Preferred Series A	08/01/07	$24,007,000

The accretion of preferred stock will increase the total obligation through the dates of redemption.  The Company anticipates extending or refinancing these obligations.  No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.

As long as the uncertainty associated with the resolution of these obligations remains, the Company could be subject to adverse consequences including:

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

The Company also has certain common stock and Series B Preferred stock that are subject to the terms and conditions of a Securities Holders Agreement.  The Company may be required to repurchase these shares if certain conditions are met.  As of June 30, 2004 and December 31, 2004, the Company has recorded these shares at historical cost of $8,013,000, as temporary equity in the condensed consolidated balance sheet.  The Series B Preferred stock subject to the terms and conditions of the Securities Holders Agreement and the remaining Series B Preferred stock include provisions for cumulative dividends of 13% which have not been recorded as the dividends have not been declared.  Such dividends approximate $24,261,000 as of December 31, 2004.  The Company believes that the likelihood of the conditions allowing redemption by the stockholder occurring is remote.

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

CHANGE IN ACCOUNTING PRINCIPLE

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of certain entities, including the Company, for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has adopted Statement 150 effective July 1, 2004.  As a result of the adoption of Statement 150, accretion related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock is treated as interest expense in the Company’s consolidated statements of operations.  Prior to the adoption accretion was treated as part of the determination of net loss applicable to common stockholders.

NEW ACCOUNTING PRINCIPLES

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. 109-2, “ (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are currently investigating the effects of both FSP No’s 109-1 and 109-2 on the Company.

In December 2004, the FASB Statement No. 123R (revised 2004), “Share-Based Payment” which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under Statement No. 123, will no longer will be an alternative to financial statement recognition. We are required to adopt Statement No. 123R in our first quarter of fiscal 2006. Under Statement No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement No.123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of Statement No. 123R, and we do not expect that the adoption of Statement No.123R to have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting Statement No. 123R, and we have not determined whether the adoption will result in amounts that are different than the current pro forma disclosures under Statement No. 123.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4”.  Statement No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Statement No. 151 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of Statement No. 151 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of Statement No. 153 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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

The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2004.

	YEARS ENDING JUNE 30,
	2005	2006	2007	2008	2009	THERE- AFTER	TOTAL	FAIR VALUE
	(IN THOUSANDS)

Fixed rate debt	$379	$124	$100,000	$0	$0	$0	$100,500	$100,810	(3)
Average interest rate							11.94%
Variable rate LIBOR debt (1) (2)	3	0	0	0	0	0	3	0
Weighted average current interest rate (1)							7.25%

(1)          The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet; however, the credit facility matures in 2006.  This is a $50 million revolving credit facility with the interest based upon LIBOR plus 350 basis points.  The total borrowing unused and available under the facility was $22.0 million at December 31, 2004.

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

During the period, senior management implemented certain enhancements including enhanced analysis and support for the financial presentation of our redeemable securities and securities subject to shareholder agreements.

Part II Other Information

Items 1 – 5 are not applicable

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2005

SIGNATURE	TITLE

/s/ JOHN T. SAWYER	Chairman of the Board, President and Chief Executive Officer
John T. Sawyer	(Principal Executive Officer)

/s/ JEFFREY E. PLATT	Vice President-Finance and Chief Financial Officer (Principal
Jeffrey E. Platt	Accounting Officer)

/s/ PAUL N. ARNOLD	Director
Paul N. Arnold

/s/ HAROLD O. ROSSER	Director
Harold O. Rosser

/s/ J. RICE EDMONDS	Director
J. Rice Edmonds

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 14, 2005*

*	Filed herewith.