Form 10-Q
period 2005-03-31
PENHALL INTERNATIONAL CORP
filed 2005-05-13
CIK 1070772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number. 333-64745

PENHALL INTERNATIONAL CORP.

(Exact Name of registrant as specified in its charter)

ARIZONA	86-0634394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 PENHALL WAY, ANAHEIM, CA 92803

(Address of principal executive offices) (Zip Code)

(714) 772-6450

(Registrant’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF MAY 13, 2005

Common Stock, $.01 Par Value	986,552

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	March 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$1,076,000	$87,000
Receivables:
Contract and trade receivables	30,386,000	26,066,000
Contract retentions due upon completion and acceptance of work	4,361,000	4,426,000
	34,747,000	30,492,000
Less allowance for doubtful receivables	1,317,000	1,241,000
Net receivables	33,430,000	29,251,000

Costs and estimated earnings in excess of billings on uncompleted contracts	2,957,000	3,056,000
Deferred tax assets	2,034,000	2,034,000
Income taxes receivable	—	1,544,000
Inventories	2,171,000	2,238,000
Prepaid expenses and other current assets	2,198,000	1,007,000
Total current assets	43,866,000	39,217,000

Plant and equipment, at cost:
Leasehold improvements	1,302,000	1,322,000
Construction and other equipment	115,998,000	121,923,000
	117,300,000	123,245,000
Less accumulated depreciation and amortization	81,260,000	87,192,000
Net plant and equipment	36,040,000	36,053,000

Goodwill	6,371,000	6,371,000
Debt issuance costs, net	2,313,000	1,440,000
Other assets, net	817,000	582,000
	$89,407,000	$83,663,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	March 31, 2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current installments of long-term debt	$882,000	$268,000
Borrowings under revolving credit facility	—	1,004,000
Trade accounts payable	5,664,000	5,256,000
Accrued liabilities and taxes payable	12,857,000	9,421,000
Current portion of insurance reserves	2,698,000	1,873,000
Current portion of deferred gain - sale-leaseback	109,000	109,000
Billing in excess of costs and estimated earnings on uncompleted contracts	1,526,000	974,000
Total current liabilities	23,736,000	18,905,000

Long-term debt, excluding current installments	113,000	—
Long-term portion of deferred gain - sale-leaseback	2,015,000	1,933,000
Long-term portion of insurance reserves	4,878,000	5,903,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	3,771,000	3,771,000
Senior Exchangeable Preferred stock, par value $.01 per share, redemption value $18,602,000 and $20,126,000 at June 30, 2004 and March 31, 2005, respectively. Authorized, issued and outstanding 10,000 shares	18,602,000	20,126,000

Series A Preferred stock, par value $.01 per share, redemption value $22,484,000 and $24,787,000 at June 30, 2004 and March 31, 2005, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares	22,484,000	24,787,000

Series B Preferred stock subject to put option, 7,688 shares outstanding at June 30, 2004 and March 31, 2005	7,688,000	7,688,000

Common stock subject to put option, 324,858 shares outstanding at June 30, 2004 and March 31, 2005	325,000	325,000

Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 11,110 shares at June 30, 2004 and March 31, 2005	11,282,000	11,282,000
Common stock, par value $.01 per share. Authorized 5,000,000 shares; issued and outstanding 697,012 at June 30, 2004 and March 31, 2005	7,000	7,000
Additional paid-in capital	1,760,000	1,760,000
Treasury stock, at cost, 35,318 common shares at June 30, 2004 and March 31, 2005	(336,000)	(336,000)
Accumulated deficit	(106,918,000)	(112,488,000)
Total stockholders’ deficit	(94,205,000)	(99,775,000)
Commitments and contingencies
	$89,407,000	$83,663,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTH PERIODS ENDED MARCH 31,		NINE MONTH PERIODS ENDED MARCH 31,
	2004	2005	2004	2005

Revenues	$31,368,000	$30,860,000	$116,767,000	$122,069,000
Cost of revenues	26,083,000	24,703,000	90,303,000	92,965,000

Gross profit	5,285,000	6,157,000	26,464,000	29,104,000
General and administrative expenses	7,281,000	7,042,000	21,680,000	22,362,000
Goodwill impairment	353,000	—	353,000	—
Other operating income	122,000	23,000	520,000	342,000

Earnings (loss) from operations	(2,227,000)	(862,000)	4,951,000	7,084,000
Interest expense	3,344,000	3,285,000	10,447,000	10,071,000
Interest expense – preferred stock	—	1,293,000	—	3,827,000
Other income	33,000	27,000	839,000	82,000

Loss before income taxes	(5,538,000)	(5,413,000)	(4,657,000)	(6,732,000
Income tax benefit	(2,082,000)	(1,660,000)	(1,747,000)	(1,162,000)

Net loss	(3,456,000)	(3,753,000)	(2,910,000)	(5,570,000)
Accretion of preferred stock to redemption value	(1,162,000)	—	(3,408,000)	—
Accrual of cumulative dividends on preferred stock	(1,249,000)	(1,439,000)	(3,653,000)	(4,181,000)

Net loss applicable to common stockholders	$(5,867,000)	$(5,192,000)	$(9,971,000)	$(9,751,000)

Loss per share - basic and diluted	$(5.95)	$(5.26)	$(10.11)	$(9.88)
Weighted average number of shares outstanding basic and diluted	986,552	986,552	986,552	986,552

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTH PERIODS ENDED MARCH 31,
	2004	2005
Cash flows from operating activities:
Net earnings (loss)	$(2,910,000)	$(5,570,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,996,000	9,170,000
Interest on preferred stock	—	3,827,000
Amortization of debt issuance costs	871,000	873,000
Provision for doubtful receivables	437,000	498,000
Gains on sale of assets, net	(1,204,000)	(169,000)
Goodwill impairment	353,000	—
Amortization of deferred gain on sale-leaseback	(44,000)	(82,000)
Changes in operating assets and liabilities:
Receivables	1,425,000	3,681,000
Inventories	99,000	(67,000)
Prepaid expenses and other assets	2,223,000	1,191,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(49,000)	(99,000)
Trade accounts payable	(3,512,000)	(1,223,000)
Accrued liabilities	(927,000)	(2,850,000)
Income taxes receivable/payable	505,000	(1,930,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	318,000	(552,000)
Net cash provided by operating activities	8,581,000	6,698,000

Cash flows from investing activities:
Proceeds from sale of assets	13,081,000	410,000
Capital expenditures	(4,012,000)	(9,189,000)
Net cash provided by (used in) investing activities	9,069,000	(8,779,000)

Cash flows from financing activities:
Borrowings under long-term debt	96,000	271,000
Repayments of long-term debt	(2,355,000)	(998,000)
Borrowings under revolving credit facility	164,198,000	135,967,000
Repayments of revolving credit facility	(178,683,000)	(134,963,000)
Debt issuance costs	(161,000)	—
Book overdraft	(514,000)	815,000
Net cash (used in) provided by financing activities	(17,419,000)	1,092,000

Net change in cash and cash equivalents	231,000	(989,000)
Cash and cash equivalents at beginning of period	184,000	1,076,000
Cash and cash equivalents at end of period	$415,000	$87,000
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for
Income taxes	$(2,252,000)	$770,000
Interest	$12,497,000	$12,149,000
Supplemental disclosures of non cash investing and financing information:
Accretion of preferred stock to redemption value	$3,408,000	$—
Accrual of cumulative dividends on preferred stock	$3,653,000	$4,181,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

(1)         Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments.  All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods condensed consolidated financial statements to conform to the current period presentation.

The Company’s business is seasonal in nature and the results of operations for these interim periods are not necessarily indicative of results for the full year.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included on Form 10-K/A of Penhall International Corp. (together with its subsidiaries, the “Company”) for the year ended June 30, 2004, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(2)         Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted to employees under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. The Company has certain shares of Series B Preferred stock and common stock issued under the Securities Holders Agreement.  Certain compensation charges could result if triggering events (i.e. death, disability or termination) occur.  No compensation cost has been recognized on options granted to employees for the three and nine month periods ended March 31, 2005. SFAS No. 123 requires that the Company provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Three months ended		Nine months ended
	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005

Net loss applicable to common stockholders as reported	$(5,867,000)	$(5,192,000)	(9,971,000)	$(9,751,000)
Add:
Stock-based compensation expense included in reported net loss applicable to common stockholders, net of related tax effects	$—	$—	$—	$—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$(1,000)	$(2,000)	$(7,000)	$(7,000)

Pro forma net loss applicable to common stockholders	$(5,868,000)	$(5,194,000)	$(9,978,000)	$(9,758,000)
Basic and diluted loss per share as reported	$(5.95)	$(5.26)	$(10.11)	$(9.88)
Pro forma basic and diluted loss per share	$(5.95)	$(5.26)	$(10.11)	$(9.89)

(3)         Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potentially dilutive securities. The dilutive effect of outstanding options is reflected in diluted per share by application of the treasury stock method. For the three and nine month periods ended March 31, 2004 and 2005 diluted loss per share is the same as basic loss per share as options to purchase 8,585 and 7,910 shares of common stock were not included in the computation of diluted loss per share for the three-month and nine-month periods ended March 31, 2004 and 2005, respectively, as the effect would have been anti-dilutive.

(4)         Related Party

The Company has a balance due to Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) of $600,000 as of March 31, 2005 related to management services.  The balance due at June 30, 2004 was $375,000.

(5)         Change in Accounting Principle

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of certain entities, including the Company, for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has adopted Statement 150 effective July 1, 2004.  As a result of the adoption of Statement 150, accretion related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock is presented as interest expense in the Company’s consolidated statements of operations.  Prior to the adoption accretion was included as part of the determination of net loss applicable to common stockholders.

(6)         Commitments and Contingencies

The Company has an employment related legal matter which has been substantially settled.  The Company estimates that the remaining reserves of $18,000 are sufficient based on the settlement.

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

(7)         Condensed Consolidating Financial Information

The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The Guarantor Subsidiaries, (Penhall Company and subsidiaries), guarantee jointly, severally, unconditionally and irrevocably certain obligations of the Company, including the Senior Notes.  Separate financial statements and other disclosures with respect to each of the individual Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not, in the opinion of management, provide additional information that is material to investors.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Balance Sheet

	JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets:
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

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Balance Sheet

	MARCH 31, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$29,251,000	$—	$29,251,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	3,056,000	—	3,056,000
Income taxes receivable	1,544,000	—	—	1,544,000
Inventories	—	2,238,000	—	2,238,000
Other current assets	94,000	3,034,000	—	3,128,000

Total current assets	1,638,000	37,579,000	—	39,217,000
Net plant and equipment	—	36,053,000	—	36,053,000
Other assets, net	890,000	7,503,000	—	8,393,000
Investment in subsidiaries	54,189,000	—	(54,189,000)	—
	$56,717,000	$81,135,000	$(54,189,000)	$83,663,000
Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$—	$268,000	$—	$268,000
Borrowings under revolving credit facility	—	1,004,000	—	1,004,000
Trade accounts payable	—	5,256,000	—	5,256,000
Accrued liabilities	2,574,000	6,847,000	—	9,421,000
Current portion of insurance reserves	—	1,873,000	—	1,873,000
Current portion of deferred gain- sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	974,000	—	974,000
Total current liabilities	2,683,000	16,222,000	—	18,905,000

Long-term debt, excluding current installments	—	—	—	—
Long-term portion of deferred gain – sale-leaseback	1,933,000	—	—	1,933,000
Long-term portion of insurance reserves	—	5,903,000	—	5,903,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	20,126,000	—	—	20,126,000
Series A Preferred stock	24,787,000	—	—	24,787,000
Series B Preferred stock subject to put option	7,688,000	—	—	7,688,000
Common stock subject to put option	325,000	—	—	325,000
Stockholders’ equity (deficit)	(99,775,000)	54,189,000	(54,189,000)	(99,775,000)
	$56,717,000	$81,135,000	$(54,189,000)	$83,663,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

	THREE MONTH PERIOD ENDED MARCH 31, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,100,000	$31,368,000	$(1,100,000)	$31,368,000
Cost of revenues	—	26,083,000	—	26,083,000

Gross profit	1,100,000	5,285,000	(1,100,000)	5,285,000

General and administrative expenses	413,000	7,265,000	(397,000)	7,281,000
Royalties	—	703,000	(703,000)	—
Goodwill impairment	—	353,000	—	353,000
Other operating income, net	—	122,000	—	122,000
Equity in loss of subsidiary	(1,922,000)	—	1,922,000	—

Loss from operations	(1,235,000)	(2,914,000)	1,922,000	(2,227,000)

Interest expense	3,158,000	186,000	—	3,344,000
Other income	33,000	—	—	33,000

Loss before income taxes	(4,360,000)	(3,100,000)	1,922,000	(5,538,000)

Income tax benefit	(904,000)	(1,178,000)	—	(2,082,000)

Net loss	$(3,456,000)	$(1,922,000)	$1,922,000	$(3,456,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

	THREE MONTH PERIOD ENDED MARCH 31, 2005
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,087,000	$30,860,000	$(1,087,000)	$30,860,000
Cost of revenues	—	24,703,000	—	24,703,000

Gross profit	1,087,000	6,157,000	(1,087,000)	6,157,000

General and administrative expenses	432,000	7,006,000	(396,000)	7,042,000
Royalties	—	691,000	(691,000)	—
Other operating income, net	1,000	22,000	—	23,000
Equity in loss of subsidiary	(1,017,000)	—	1,017,000	—

Loss from operations	(361,000)	(1,518,000)	1,017,000	(862,000)

Interest expense	3,108,000	177,000	—	3,285,000
Interest expense - preferred stock	1,293,000	—	—	1,293,000
Other income	27,000	—	—	27,000

Loss before income taxes	(4,735,000)	(1,695,000)	1,017,000	(5,413,000)

Income tax benefit	(982,000)	(678,000)	—	(1,660,000)

Net loss	$(3,753,000)	$(1,017,000)	$1,017,000	$(3,753,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

	NINE MONTH PERIOD ENDED MARCH 31, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$3,805,000	$116,767,000	$(3,805,000)	$116,767,000
Cost of revenues	—	90,303,000	—	90,303,000

Gross profit	3,805,000	26,464,000	(3,805,000)	26,464,000

General and administrative expenses	861,000	22,008,000	(1,189,000)	21,680,000
Royalties	—	2,616,000	(2,616,000)	—
Goodwill impairment	—	353,000	—	353,000
Other operating income, net	—	520,000	—	520,000
Equity in earnings of subsidiary	1,199,000	—	(1,199,000)	—

Earnings from operations	4,143,000	2,007,000	(1,199,000)	4,951,000

Interest expense	9,579,000	868,000	—	10,447,000
Other income	44,000	795,000	—	839,000

Earnings (loss) before income taxes	(5,392,000)	1,934,000	(1,199,000)	(4,657,000)

Income tax expense (benefit)	(2,482,000)	735,000	—	(1,747,000)

Net earnings (loss)	$(2,910,000)	$1,199,000	$(1,199,000)	$(2,910,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

	NINE MONTH PERIOD ENDED MARCH 31, 2005
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$3,922,000	$122,069,000	$(3,922,000)	$122,069,000
Cost of revenues	—	92,965,000	—	92,965,000

Gross profit	3,922,000	29,104,000	(3,922,000)	29,104,000

General and administrative expenses	1,303,000	22,247,000	(1,188,000)	22,362,000
Royalties	—	2,734,000	(2,734,000)	—
Other operating income, net	1,000	341,000	—	342,000
Equity in earnings of subsidiary	2,339,000	—	(2,339,000)	—

Earnings from operations	4,959,000	4,464,000	(2,339,000)	7,084,000

Interest expense	9,506,000	565,000	—	10,071,000
Interest expense - preferred stock	3,827,000	—	—	3,827,000
Other income	82,000	—	—	82,000

Earnings (loss) before income taxes	(8,292,000)	3,899,000	(2,339,000)	(6,732,000)
Income tax expense (benefit)	(2,722,000)	1,560,000	—	(1,162,000)
Net earnings (loss)	$(5,570,000)	$2,339,000	$(2,339,000)	$(5,570,000)

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Statement of Cash Flows

	NINE MONTH PERIOD ENDED MARCH 31, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,911,000)	$14,492,000	$—	$8,581,000

Cash flows from investing activities:
Proceeds from sale of assets	11,312,000	1,769,000	—	13,081,000
Capital expenditures	—	(4,012,000)	—	(4,012,000)

Net cash provided by (used in) investing activities	11,312,000	(2,243,000)	—	9,069,000

Cash flows from financing activities:
Due to (from) affiliates	(5,208,000)	5,208,000	—	—
Borrowings under long-term debt	—	96,000	—	96,000
Repayments of long-term debt	(183,000)	(2,172,000)	—	(2,355,000)
Borrowings under revolving credit facility	—	164,198,000	—	164,198,000
Repayments of revolving credit facility	—	(178,683,000)	—	(178,683,000)
Debt issuance costs	—	(161,000)	—	(161,000)
Book overdraft	(152,000)	(514,000)	152,000	(514,000)

Net cash used in financing activities	(5,543,000)	(12,028,000)	152,000	(17,419,000)

Net change in cash and cash equivalents	(142,000)	221,000	152,000	231,000
Cash and cash equivalents at beginning of period	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of period	$10,000	$405,000	$—	$415,000

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Condensed Consolidating Statement of Cash Flows

	NINE MONTH PERIOD ENDED MARCH 31, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(8,325,000)	$15,023,000	$—	$6,698,000

Cash flows from investing activities:
Proceeds from sale of assets	—	410,000	—	410,000
Capital expenditures	—	(9,189,000)	—	(9,189,000)
Net cash used in investing activities	—	(8,779,000)	—	(8,779,000)

Cash flows from financing activities:
Due to (from) affiliates	8,321,000	(8,321,000)	—	—
Borrowings under long-term debt	—	271,000	—	271,000
Repayments of long-term debt	—	(998,000)	—	(998,000)
Borrowings under revolving credit facility	—	135,967,000	—	135,967,000
Repayments of revolving credit facility	—	(134,963,000)	—	(134,963,000)
Book overdraft	—	815,000	—	815,000
Net cash provided by (used in) financing activities	8,321,000	(7,229,000)	—	1,092,000

Net change in cash and cash equivalents	(4,000)	(985,000)	—	(989,000)
Cash and cash equivalents at beginning of period	8,000	1,068,000	—	1,076,000
Cash and cash equivalents at end of period	$4,000	$83,000	$—	$87,000

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of operations and financial condition of Penhall International Corp. and subsidiaries (Penhall or the Company) should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto included in this quarterly report on Form 10-Q and the Company’s audited consolidated financial statements and footnotes thereto included in its Fiscal 2004 annual report on Form 10-K/A, filed with the Securities and Exchange Commission.

GENERAL

Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest operated equipment rental services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its Operated Equipment Rental Services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 37 locations in 16 states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

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

Valuation of Long-Lived Assets

On an annual basis or sooner when triggering events occur, we will review the carrying value of long-lived assets (excluding goodwill) for potential impairment.  Our review considers a combination of appraised value, anticipated future undiscounted cash flows and location of the asset for each line of equipment.  Deteriorating market conditions could potentially impact valuation of long-lived assets.  In markets where adverse market conditions exist, the Company will consider reallocation of long-lived assets to markets where those assets will produce cash flow.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  During the nine month period ended March 31, 2005, there were no triggering events.

Income Taxes

We account for income taxes under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” under which we recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We evaluate the realizability of our deferred tax assets on a regular basis.  In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative in making this assessment. Due to estimated future reversals of existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences.  In the future, if we determine that we no longer expect to realize a portion of our deferred tax assets, we would recognize a deferred tax asset valuation allowance, which would increase income tax expense in the period such determination is made.

Goodwill

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit.   As of March 31, 2005, goodwill is assigned to five reporting units which represent five individual acquisitions.  We arrive at the estimated fair value of a reporting unit based on cash flow utilizing a multiple of earnings before interest, depreciation, taxes and amortization (EBIDTA).  This multiple is determined based on prior transactions conducted by the company and by others in comparable market sectors to calculate the fair value.  We will perform our valuation analysis at least annually or sooner if an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss in future periods. The Company evaluates goodwill for impairment at June 30 of each year.

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

•                  Unanticipated competition; and

•                  EBITDA relative to net book value

A majority of the remaining goodwill resides in one reporting unit in which profit levels have sustained over time.  We expect such profit levels to continue prospectively, however, if profit levels were to deteriorate the reporting units’ goodwill could become impaired.

RESULTS OF OPERATIONS

Nine months Ended March 31, 2005 Compared to Nine months Ended March 31, 2004

Revenues.  Revenues for the nine months ended March 31, 2005  (“Interim 2005”) were $122.1 million an increase of $5.3 million or 4.5% from the nine months ended March 31, 2004 (“Interim 2004”).   In Interim 2005, service revenues increased $5.7 million or 7.0% and contract revenues decreased $0.4 million or 1.3% as compared to Interim 2004.  The increase in service revenues is primarily attributable to increases in non-residential construction nationwide and particularly in California as well as the increase in concrete restoration projects undertaken by many states.  The decrease in contract revenues is primarily attributable to the impact of a large project in Interim 2004 that was completed by Interim 2005.

Penhall operated through 37 locations in 16 states at March 31, 2005, and through 38 locations in 17 states at March 31, 2004.  At March 31, 2005, Penhall’s operated rental fleet consisted of 683 units compared to 700 units at March 31, 2004, a decrease of 2.4%.  The smaller fleet of revenue units is attributable to the Company not replacing all of the disposed units since overall revenue unit utilization rates remain low for the nine-month period ended March 31, 2005.

Gross Profit.  Gross profit totaled $29.1 million in Interim 2005, an increase of $2.6 million or 10.0% from Interim 2004. Gross profit as a percentage of revenues increased from 22.7% in Interim 2004 to 23.8% in Interim 2005. The increase in gross profit from Interim 2004 to Interim 2005 is primarily attributable to higher market demand for operated equipment which increased demand for the Company’s services during Interim 2005.  Another factor increasing gross profit was the $1.5 million decrease in depreciation expense, which is the result of low capital expenditures during Fiscal 2003 and 2004.

General and Administrative Expenses.  General and administrative expenses were $22.4 million in Interim 2005 compared to $21.7 million in Interim 2004. As a percent of revenues, general and administrative expenses were 18.3% in Interim 2005 compared to 18.6% in Interim 2004. The increase in general and administrative expenses during Interim 2005 is primarily attributable to increases in rent expense of $0.7 million associated with the sale/leaseback of Company properties.

Interest Expense. Interest expense was $10.1 million in Interim 2005 compared to interest expense of $10.4 million in Interim 2004. The decrease in interest expense is attributable to lower borrowings in Interim 2005 primarily resulting from the proceeds on the sale-leaseback of the Company owned properties, which was used to reduce the borrowings under the revolving credit facility, partially offset by higher costs for letters of credit.

Interest Expense - Preferred Stock.  In Interim 2005, the Company adopted SFAS No. 150 which required the Company to present separately as interest expense $3.8 million of accretion related to mandatorily redeemable instruments.  Prior to Interim 2005, the Company recorded the accretion in the determination of net loss applicable to common stockholders which was $3.4 million in Interim 2004.

Other Income.  Other income was $82,000 in Interim 2005 compared to $839,000 in Interim 2004.  The decrease is attributable to the sale of an FCC license during Interim 2004.

Income Tax Benefit.  The Company recorded an income tax benefit of $1.2 million or 40% of earnings before income taxes excluding the impact of non-deductible interest expense on preferred stock, compared to an income tax benefit of $1.7 million, or 38.0% of earnings before income taxes in Interim 2004.   The change in the effective tax rate adjusted for the non-deductible interest expense related to preferred stock for Interim 2005 is primarily attributable to changes in the mix of earnings in differing tax jurisdictions.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues.  Revenues for the three months ended March 31, 2005  (“Quarter 2005”) were $30.9 million a decrease of $0.5 million or 1.6% from the three months ended March 31, 2004 (“Quarter 2004”).  The decrease in revenues is primarily attributable to unusually high levels of precipitation in the southwest markets during Quarter 2005 which reduced our ability to work.  In Quarter 2005, service revenues increased $1.7 million or 7.4% and contract revenues decreased $2.2  million or 27.4% as compared to Quarter 2004.  The increase in service revenues is primarily attributable to increases in non residential construction.  The decrease in contract revenues in Quarter 2005 is primarily related to a large project in Quarter 2004 which was completed prior to Quarter 2005.

Gross Profit.  Gross profit totaled $6.2 million in Quarter 2005, an increase of $0.9 million or 16.5% from Quarter 2004. Gross profit as a percentage of revenues increased to 19.9% in Quarter 2005 from 16.8% in Quarter 2004. The increase in gross profit from Quarter 2004 to Quarter 2005 is primarily attributable to a $0.4 million decrease in depreciation expense, which is the result of low capital expenditures during fiscal 2003 and 2004, as well as higher utilization during Quarter 2005.

General and Administrative Expenses.  General and administrative expenses were $7.0 million in Quarter 2005 compared to $7.3 million in Quarter 2004. As a percent of revenues, general and administrative expenses were 22.8% in Quarter 2005 compared to 23.2% in Quarter 2004. The decrease in general and administrative expenses as a percentage of revenues during Quarter 2005 is primarily attributable to decreases in legal expense of $0.3 million during Quarter 2005.

Interest Expense. Interest expense was $3.3 million in Quarter 2004 and 2005.

Interest Expense - Preferred Stock.  In Quarter 2005, the Company adopted SFAS No. 150 which required the Company to present separately as interest expense $1.3 million of accretion related to mandatorily redeemable instruments.  Prior to Quarter 2005, the Company recorded the accretion in the determination of net loss applicable to common stockholders which was $1.2 million in Quarter 2004.

Income Tax Benefit. The Company recorded an income tax benefit of $1.7 million, or 40.3% of earnings before income taxes excluding the impact of non-deductible interest expense on preferred stock, compared to an income tax benefit of $2.1 million, or 37.6% of earnings before income taxes in Quarter 2004.    The change in the effective tax rate adjusted for the non-deductible interest expense related to preferred stock for Quarter 2005 is primarily attributable to changes in the mix of earnings in differing tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth. The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the Company’s new credit facility (“The New Credit”) secured in May 2003. The New Credit is a $50 million, three year asset-based borrowing facility consisting of a revolving credit facility (“New Revolver”) of up to $50 million, with a $25 million sub-facility for letters of credit. Availability under the revolver portion of The New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate.

The provisions of The New Credit include a lock-box agreement that allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation.  Accordingly, borrowings under the agreement are classified as current.  Borrowings under The New Credit are also subject to certain key financial covenants:

•                  Maintain a minimum interest coverage ratio (adjusted EBITDA divided by interest expense) of at least 1.25.  At March 31, 2005, the actual ratio was 1.70.

•                  Maintain a maximum leverage ratio (debt senior to the senior notes divided by adjusted EBITDA) of less than 2.30.  At March 31, 2005, the actual ratio was 1.01.

•                  The Company is limited to $1.75 million of capital expenditures annually for parts and property.  This includes any fixed assets (other than equipment), parts, tools, supplies or improvements that have a useful life greater than one year.  At March 31, 2005, the Company had spent $244,000 for parts and property.

•                  The Company is required to maintain a dollar utilization rate above 48% over the prior 4 quarters.  Dollar utilization is total revenue for equipment divided by total standard available revenue during the period.   At March 31, 2005, the Company’s dollar utilization was 64.2%.

At March 31, 2005, the Company was in compliance with all covenants.  There are no anticipated trends that we are aware of that would indicate non-compliance with such covenants, however, significant deterioration in our financial performance could impact our ability to comply with such covenants.

The indebtedness of the Company under The New Credit is secured by a first priority perfected security interest in all of the inventory, accounts receivable, equipment, fixtures, cash, and other assets of the Company.  As of March 31, 2005, the Company had outstanding borrowings of $1.0 million, $20.7 million of outstanding letters of credit, borrowing base limitations of $11.4 million, and borrowings unused and available under The New Credit of $16.9 million.

Summary Cash Flow Data (000’s) for the nine months ended March 31,	2004	2005
Cash and cash equivalents	$415	$87

Net cash provided by (used in):
Operating activities	$8,581	$6,698
Investing activities	$9,069	$(8,779)
Financing activities	$(17,419)	$1,092
Capital expenditures	$(4,012)	$(9,189)

We believe that our current cash and cash equivalents, cash generated from operations, and the amount available under our existing credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next 12 months.

Cash Flows from Operating Activities. Net cash provided by operating activities decreased by $1.9 million, to $6.7 million in Interim 2005 compared to $8.6 million of net cash provided by operating activities during Interim 2004. The decrease in net cash provided by operating activities was primarily due to Federal tax refunds received during Interim 2004 totaling $2.5 million which are partially offset by the reduction in accounts receivable during Interim 2005 which provided $3.7 million in cash compared to $1.4 million in cash provided by the change in accounts receivable during Interim 2004.  Cash provided by the reduction in accounts receivable is due primarily to several large projects that were billed as of June 2004 and collected during interim 2005.  Billings in excess of costs and estimated earnings on uncompleted contracts used $0.6 million in net cash during Interim 2005 compared to $0.3 million in net cash provided during Interim 2004.  The change of $0.9 million is attributable to multiple projects and primarily the result of milestone billing arrangements with our customers.  Prepaid expenses and other current assets provided $1.2 million in cash during Interim 2005 compared to $2.2 million in Interim 2004.  This decrease is primarily related to the timing of the Company’s insurance premium payments.  Trade accounts payable used $1.2 million in cash during Interim 2005 compared to $3.5 million in cash in Interim 2004.  This change was primarily due to the type of contract work being performed at June 2003 which had higher levels of subcontract and materials elements than the contract work at June 2004.  Accrued liabilities used $2.9 million in cash during Interim 2005 compared to $0.9 million in Interim 2004.  This change is due to timing of payroll and related tax payments in addition to timing of insurance payments resulting from a change in the Company’s insurance year which was effective July 2004.

Cash Flows from Investing Activities. Net cash used in investing activities totaled $8.8 million for Interim 2005 compared to $9.1 million of net cash provided by investing activities during Interim 2004, a change of $17.9 million. In Interim 2005 proceeds from the sale of assets totaled $0.4 million were offset by capital expenditures of $9.2 million.  In Interim 2004, combined proceeds of $13.1 million from a sale-leaseback of all of the Company’s owned properties, the sale of one of our three FCC licenses and the proceeds from the sales of assets were offset by capital expenditures of $4.0 million.  As all of our owned properties were subject to the sale-leaseback transaction during Interim 2004 we don’t expect to generate additional liquidity through sale-leaseback transactions.

Cash Flows from Financing Activities. Net cash provided by financing activities changed by $18.5 million to $1.1 million in Interim 2005 compared to net cash used by financing activities totaling $17.4 million in Interim 2004.  This change in net cash from financing activities resulted primarily from a net increase in repayments of debt due in part to the sale-leaseback of the Company’s properties that occurred during Interim 2004.  Additionally, in Interim 2005 there was cash provided by book overdraft of $0.8 million compared to cash used by book overdraft of $0.5 million during Interim 2004.

The Company had standby letters of credit totaling $20.7 million at March 31, 2005, all of which are automatically renewable unless the Company or the participating party cancels  the letter of credit thirty days prior to expiration.  The letters of credit are provided as collateral for our surety and for our insurance programs.  In addition, we are generally required to provide surety bonds that provide an additional measure of security under certain public and private sector contracts. Most of the Company’s surety bonds are performance bonds which do not have a stated expiration date; instead the bonds are generally released when each contract is accepted by our customer.

Management has budgeted approximately $12.0 million for fiscal 2005 capital expenditures, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

Historically, Penhall funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. However, in 1998, a series of transactions occurred similar to a leveraged buyout.  As a result of these transactions the Company has substantial indebtedness and debt service obligations. As of March 31, 2005, the Company and its subsidiaries had $101.3 million of indebtedness related to borrowings, $44.9 million of indebtedness related to mandatorily redeemable preferred stock and a stockholders’ deficit of $99.8 million.  As of March 31, 2005 approximately $16.9 million of additional borrowing was available under The New Credit.

As of March 31, 2005, the Company has the following obligations subject to redemption or maturity in fiscal 2007 and 2008:

	Due date	Balance at March 31, 2005
Senior Notes	08/01/06	$100,000,000
Senior Exchangeable Preferred Stock	02/01/07	$20,126,000
Preferred Series A	08/01/07	$24,787,000

The accretion of preferred stock will increase the total obligation through the dates of redemption.  The Company is exploring various strategies to extend the maturity of its existing senior notes.  Such strategies could take the form of a bank financing or capital markets transaction. No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.

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

The Company also has certain common stock and Series B Preferred stock that are subject to the terms and conditions of a Securities Holders Agreement.  The Company may be required to repurchase these shares if certain conditions are met.  As of June 30, 2004 and March 31, 2005, the Company has recorded these shares at historical cost of $8,013,000, as temporary equity in the condensed consolidated balance sheet.  The Series B Preferred stock subject to the terms and conditions of the Securities Holders Agreement and the remaining Series B Preferred stock include provisions for cumulative dividends of 13% which have not been recorded as the dividends have not been declared.  Such dividends approximate $25,669,000 as of March 31, 2005.  The Company believes that the likelihood of the conditions allowing redemption by the stockholder occurring is remote.

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

In connection with our business, the Company is often required to provide surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. In the last few years we have seen a steady decrease in the capacity of the surety market, driven primarily by substantial increases in surety industry losses and consolidation in the surety market through acquisition. Due to the Company’s operating results for the past three years and the shrinking capacity of the surety market, the Company has seen higher premiums and increased difficulty obtaining bonding, in particular for larger and long-term projects.  In order to provide more flexibility and additional capacity to our surety program, we have retained a second surety.  As of March 31, 2005, over 26% of the Company’s backlog is bonded.  The Company’s inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.

CHANGE IN ACCOUNTING PRINCIPLE

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of certain entities, including the Company, for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has adopted Statement 150 effective July 1, 2004.  As a result of the adoption of Statement 150, accretion related to the Senior Exchangeable Preferred Stock and the Series A Preferred Stock is presented as interest expense in the Company’s consolidated statements of operations.  Prior to the adoption accretion was included as part of the determination of net loss applicable to common stockholders.

NEW ACCOUNTING PRINCIPLES

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We do not expect adoption of FSP No 109-1 or FSP No 109-2 to have a material effect on our consolidated results of operations and earnings per share.

In December 2004, the FASB Statement No. 123R (revised 2004), “Share-Based Payment” which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under Statement No. 123, will no longer will be an alternative to financial statement recognition. We are required to adopt Statement No. 123R in our first quarter of fiscal 2006. Under Statement No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement No.123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of Statement No. 123R, and we do not expect that the adoption of Statement No.123R to have a material impact on our consolidated results of operations and earnings per share unless we were to issue additional options under our stock incentive plan.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Statement No. 151 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of Statement No. 151 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of Statement No. 153 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of adopting this interpretation.

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

The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2005.

	YEARS ENDING JUNE 30,
	2005	2006	2007	2008	2009	THERE- AFTER	TOTAL	FAIR VALUE
				(IN THOUSANDS)

Fixed rate debt	$138	$130	$100,000	$0	$0	$0	$100,268	$100,648	(3)
Average interest rate							11.95%
Variable rate LIBOR debt (1) (2)	1,004	0	0	0	0	0	1,004	1,004
Weighted average current interest rate (1)							7.75%

(1)          The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet; however, the credit facility matures in 2006.  This is a $50 million revolving credit facility with the interest based upon LIBOR plus 350 basis points and an optional loan with the interest based on prime plus 200 basis points.  The total borrowing unused and available under the facility was $16.9 million at March 31, 2005.

(2)          The Company has different interest rate options for its variable rate debt.

(3)          The fair value of fixed rate debt was determined based on quoted market price for the debt instrument.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in that they were reasonably designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, during our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Items 1 – 5 are not applicable

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

*               Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005

SIGNATURE	TITLE

/s/ JOHN T. SAWYER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
John T. Sawyer

/s/ JEFFREY E. PLATT	Vice President-Finance and Chief Financial Officer (Principal Accounting Officer)
Jeffrey E. Platt

/s/ PAUL N. ARNOLD	Director
Paul N. Arnold

/s/ HAROLD O. ROSSER	Director
Harold O. Rosser

/s/ J. RICE EDMONDS	Director
J. Rice Edmonds

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2005*

*                      Filed herewith.