Form 10-K
period 2005-06-30
PENHALL INTERNATIONAL CORP
filed 2005-09-28
CIK 1070772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended June 30, 2005

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

    Yes ☐ No ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes ☐ No ☒

Indicate by the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS AND TITLE OF CAPITAL STOCK	SHARES OUTSTANDING AS OF SEPTEMBER 28, 2005
Common Stock, $.01 Par Value	986,552

DOCUMENTS INCORPORATED BY REFERENCE:
None

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

EXHIBIT INDEX
EXHIBIT 12
EXHIBIT 31.3
EXHIBIT 31.4
EXHIBIT 32.3
EXHIBIT 32.4

ii

PART I

ITEM 1. BUSINESS

GENERAL

Penhall consists of Penhall International Corporation, an Arizona corporation, and its wholly owned subsidiary, Penhall Company, a California corporation. Penhall Company has four wholly owned subsidiaries, Penhall Investments, a California corporation, Bob Mack Company, a California corporation, Capitol Drilling Supplies, Inc., an Indiana corporation and Penhall Leasing, a California single member limited liability company (collectively Penhall International Corporation and the five subsidiaries are the “Company” or “Penhall”).

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

Penhall was founded in 1957 and is one of the largest operated equipment rental providers in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators on an hourly or fixed-price quote basis (“Operated Equipment Rental Services”) to serve construction, industrial, manufacturing, governmental and residential customers. In addition, Penhall complements its Operated Equipment Rental Services by providing the same type of services on a fixed-price contract basis for long-term projects. Penhall employs over 800 skilled operators and has 706 revenue units in its diverse operated equipment rental fleet, which includes a broad selection of equipment ranging from smaller items such as diamond abrasive saws and coring units, to large equipment such as backhoes, excavators, water trucks and concrete grinders. Penhall provides its services from 39 locations in 18 states, including Arizona, Colorado, Nevada, Texas, Georgia, North and South Carolina, Oregon, New York and Utah. Penhall has a diverse base of over 14,000 customers. With the exception of the California Department of Transportation, no one customer has accounted for more than 5% of its total revenue in any of the past five fiscal years. Penhall has a reputation for high quality service, which results in a high degree of customer loyalty, and management believes that a significant percent of its revenues are derived through repeat business from existing customers. Penhall has increased its revenues from $95.3 million in fiscal 1997 to $175.3 million in fiscal 2005 through 1) increased rental fleet utilization, 2) increasing its rental equipment fleet, 3) acquisitions, and 4) opening of new offices.

Through its skilled operators and equipment rental fleet, Penhall performs new construction, rehabilitation and demolition services in connection with infrastructure projects. For short duration assignments, typically lasting from several hours to a few weeks, Penhall generally provides Operated Equipment Rental Services on an hourly or fixed-price quote basis. Services provided in this manner include specialized work such as highway and airport runway grooving and asphalt cutting, as well as demolition work such as concrete breaking, removal and recycling. For longer duration projects, which may last from a few days to several years, Penhall provides services on a fixed-price contractual basis. Services provided in this manner include work for highway, airport and building general contractors, federal, state and municipal agencies and for property owners. A majority of fixed-price contract revenues are derived from long-term highway projects, which have an average contract length of approximately ten months. Penhall strives to maximize utilization of its operated equipment rental fleet and uses its fixed-price contract services to (i) market its Operated Equipment Rental Services, (ii) increase utilization of its operated equipment rental fleet and (iii) differentiate it from other equipment rental competitors. As part of a fixed-price contract project, Penhall is responsible for completion of an entire job or project, and typically employs its Operated Equipment Rental Services. On average, approximately 30% of Operated Equipment Rental Services revenues are generated from fixed-price contracts.

Beginning in 2004, the US equipment rental market resumed positive growth.  This growth is driven by the continued recovery in private non-residential construction spending, which began to stabilize in July 2002 and has posted year-over-year gains since February 2004.  In addition, the passage of the new Transportation Bill (TEA-LU) that became effective in July 2005 will translate into higher public construction spending.  Economists expect that non-residential construction spending will continue to grow, with Maximus Advisors projecting growth of 4.8% for 2005 and 11.5% in 2006.

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

EQUIPMENT RENTAL FLEET

Penhall owns and operates a well-maintained fleet of 706 units of operated equipment, including excavators, stompers, backhoes, and compressors, “bobcats,” crushing equipment, saws, drills and grinding, asphalt milling, and grooving equipment. Penhall also carries state-of-the-art manually-operated and remote-controlled breakers, which provide access to contaminated, hazardous or limited access areas and which have been used for hazardous projects such as the demolition of decommissioned nuclear power plants. The Company employs skilled operators, including trainees, for each piece of equipment it operates. The following table is a summary of Penhall’s operated equipment rental fleet as of June 30, 2005:

DESCRIPTION	QUANTITY
Diamond saws	368
Compressors	110
Excavators	21
Grinders/Tankers	52
Equipment	123
Rotomills	15
Miscellaneous	17

Total Units	706

In addition to its 706-unit operated equipment rental fleet, Penhall maintains an additional fleet of 34 tankers and 21 grinders which are used exclusively on fixed-price contracts. Also, Penhall has an inventory of approximately 523 Bare Equipment Rentals, which are rented out on an hourly, daily, weekly or monthly basis without skilled operators. Bare Equipment Rentals include personnel lifts, forklifts, front-end loaders and light towers. Each Penhall location has its own shop and repair and maintenance staff that routinely maintains and repairs the equipment rental fleet.

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

Penhall’s services are made available to customers through its 39 regional locations. Penhall maintains a basic equipment rental fleet and operators at each of its 39 locations. If necessary, equipment can be shipped from any of Penhall’s locations to projects at remote sites. Rental fees for Penhall’s equipment range from $70 to $500 per hour and encompass both the equipment and the operator’s time.

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

PURCHASING AND SUPPLIERS

Penhall’s size, status in the industry and relationships enable it to purchase equipment directly from manufacturers at prices and on terms that Penhall believes to be more favorable than are available to its smaller competitors. Penhall’s procurement of equipment for its rental fleet is generally coordinated through its headquarters in Anaheim, California, while smaller inventory items are typically purchased at the divisional level. Penhall’s suppliers must meet specified standards of quality and experience, and include well-known equipment manufacturers such as Caterpillar, John Deere, Ingersoll-Rand, Kenworth, General Motors Company and Ford Motor Company. The favorable pricing, service, training and information that Penhall receives from its suppliers represent what Penhall believes to be a significant competitive advantage. Management continually analyzes the effectiveness, quality and profitability of Penhall’s equipment and addresses equipment procurement issues. Penhall maintains no long-term supply or purchasing contracts and believes that it could readily replace existing suppliers if it were no longer advantageous to purchase equipment from such suppliers.

CUSTOMERS

Most of Penhall’s customers consist of highway, airport and building general contractors and subcontractors, and Federal, state and municipal agencies in various construction, industrial, manufacturing, governmental and residential markets. Some of Penhall’s major customers include the North Dakota Dept. of Transportation, Hathaway Dinwiddie, Clark Construction and Granite Construction.  During fiscal 2005, Management estimates that Penhall served over 11,000 customers and that no one customer accounted for more than 4% of Penhall’s revenues. Management believes that a significant percent of Penhall’s revenues represented repeat business from existing customers.

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

Penhall’s fixed-price contract projects are obtained through competitive bidding. Penhall believes that it is able to compete effectively for fixed-price contract jobs because of its extensive resources and relationships with general contractors.   In many cases, a customer requires a performance bond before a contract is awarded. Penhall believes that its bonding capacity is a competitive advantage over smaller, less financially stable competitors. The Company’s advantage in this area has been diminished by the reduced availability of bonding in the market.  One of the Company’s sureties has notified the Company of its intent to withdraw from the Penhall account and the Company is in the process of replacing that surety.  A new surety has offered to replace part of the bonding capacity of the withdrawing surety.  In addition, the Company is negotiating with another surety for a new and larger bonding facility.    Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.

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

LABOR RELATIONS

As of June 30, 2005 Penhall Company had approximately 1,200 full-time employees. The Company also hires, on an as-needed basis, equipment operators when work-in-progress necessitates additional personnel.

Approximately 500 of Penhall’s employees are represented by various labor unions. The Company’s unionized work force is divided into approximately 27 active and 10 inactive certified or lawfully recognized bargaining units.

All agreements originally set to expire during fiscal 2005 have been renewed or extended.  There are 3 agreements representing approximately 125 field employees expiring during fiscal 2006, most at the end of the fiscal year. There is no reason to believe that any expiration will have a material effect on fiscal 2006 operations.

ITEM 2. PROPERTIES

Penhall is headquartered in Anaheim, California. As of June 30, 2005 Penhall leased 36 facilities which are used for equipment yards and accompanying office space. The following table sets forth the location and square footage of each of such facilities.

LOCATION	APPROX. SQUARE FEET
Anaheim, California (1)	18,300
Gardena, California (1)	3,850
Camarillo, California (1)	3,600
San Leandro, California	6,000
Sacramento, California (1)	8,000
San Diego, California (1)	5,600
Riverside, California	9,000
Santa Clara, California (1)	9,950
Irvine, California	9,500
Bakersfield, California	4,000
Burbank, California (1)	6,200
Phoenix, Arizona (1)	12,900
Austin, Texas (1)	6,100
Grapevine, Texas	7,500
Denver, Colorado (1)	15,100
Austell, Georgia	12,000
Las Vegas, Nevada (1)	11,000
Portland, Oregon	16,000
Salt Lake City, Utah	10,500
Birmingham, Alabama	9,600
Golden Valley, Minnesota	11,000
Morrisville, North Carolina	15,000
Charlotte, North Carolina	6,000
Wilmington, North Carolina	1,000
Greenville, South Carolina	3,500
Columbia, South Carolina	3,500
Charleston, South Carolina	5,000
Buffalo, New York	3,000
Tukwila, Washington	10,017
Fresno, California	4,500
Richmond, Virginia	1,000
Reno, Nevada	9,600
Tucson, Arizona	1,500
Champaign, Illinois	3,600
Visalia, California	13,600
Rogers, Minnesota	11,000

(1) On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of 11 owned properties (the “Real Estate”).  The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP.  These are two investment funds, sponsored by Prudential Real Estate Investors.  Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc.  Penhall sold the Real Estate for net proceeds of $11.3 million and immediately entered into eleven 20 year leases with annual lease payments.  Penhall also has 4 5-year options to extend the lease at the then current fair market value.  The gain on sale of $2.1 million will be amortized over the initial term of the leases of 20 years.

Penhall presently leases 36 sites in 17 states (collectively, the “Leased Sites”).  The average remaining term of the leases under which the Leased Sites are held (collectively, the “Real Property Leases”) is approximately 13.2 years (assuming the exercise of all option periods).  The Real Property Leases for the following fourteen Leased Sites have remaining terms of less than three years:

Santa Clara, California - October 31, 2005

Irvine, California – December 31, 2006

Fresno, California – month to month

Tucson, Arizona – June 30, 2006

Grapevine, Texas – December 31, 2006

Salt Lake City, Utah – July 31, 2007

Wilmington, North Carolina – month to month

Richmond, Virginia – month to month

Greenville, South Carolina – month to month

Charleston, South Carolina – December 31, 2005

Buffalo, New York – October 31, 2006

Champaign, Illinois – month to month

Charlotte, North Carolina – October 31, 2006

Kansas City, Missouri – June 30, 2006

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company did not pay any dividends in fiscal 2004 or 2005. The indenture agreement related to the Senior Notes contains covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other Restricted Payments (as defined therein), enter into transactions with affiliates, allow its subsidiaries to make certain payments, create liens, make certain asset dispositions and merge or consolidate with, or transfer substantially all of its assets to another person, or engage in certain change of control transactions.

ITEM 6. SELECTED FINANCIAL DATA

FISCAL YEAR ENDED JUNE 30,
2001	2002	2003	2004	2005
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$177,498	$163,207	$161,808	$157,778	$175,256
Cost of revenues	125,454	123,862	129,817	122,559	131,309
Gross profit	52,044	39,345	31,991	35,219	43,947
General and administrative expenses	28,347	28,364	27,935	28,328	31,024
Goodwill impairment	—	—	—	2,682	—
Other operating income, net	725	839	938	827	517
Earnings from operations	24,422	11,820	4,994	5,036	13,440
Interest expense	15,263	14,293	14,355	13,880	13,432
Interest expense – accretion on preferred stock	—	—	—	—	5,180
Other income	—	—	—	859	105
Earnings (loss) before income taxes	9,159	(2,473)	(9,361)	(7,985)	(5,067)
Income tax expense (benefit)	3,900	(856)	(3,441)	(2,342)	95
Net earnings (loss)	5,259	(1,617)	(5,920)	(5,643)	(5,162)
Accretion of preferred stock to redemption value	(3,207)	(3,615)	(4,074)	(4,605)	—
Accrual of cumulative dividends on preferred stock	(3,263)	(3,794)	(4,325)	(4,944)	(5,620)
Net loss applicable to common stockholders	$(1,211)	$(9,026)	$(14,319)	$(15,192)	$(10,782)
LOSS PER SHARE:
Basic and diluted	(1.22)	(9.16)	(14.52)	(15.40)	(10.93)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	995,747	985,345	986,406	986,552	986,552
OTHER DATA:
Net cash provided by operating activities	15,732	17,609	12,649	11,118	10,745
Net cash provided by (used in) investing activities	(17,697)	(12,482)	(2,958)	6,848	(12,568)
Net cash provided by (used in) financing activities	886	48	(15,712)	(17,074)	845
Depreciation and amortization	16,252	17,185	16,733	14,355	12,072
Capital expenditures	18,469	9,495	3,658	5,850	11,947
Units of operated equipment rentals at end of period	747	761	710	696	706
Number of locations at end of period	37	38	38	37	39
Ratio of earnings to fixed charges (3)	1.6	x	—	—	—	—
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURE:
Adjusted EBITDA (1)	40,674	29,005	21,727	22,932	25,617
Adjusted EBITDA margin (2)	22.9%	17.8%	13.4%	14.5%	14.6%
CONSOLIDATED BALANCE SHEET DATA AT PERIOD END:
Total assets	126,962	132,915	112,601	89,407	95,231
Long-term obligations, including current maturities	125,208	128,970	117,395	100,995	100,852
Mandatorily redeemable preferred stock	28,792	32,407	36,481	41,086	46,266
Series B Preferred and common stock subject to put option	8,374	8,374	8,369	8,013	7,879
Stockholders’ deficit	(69,449)	(74,364)	(84,313)	(94,205)	(99,233)

(1)        Adjusted EBITDA is a supplemental non-generally accepted accounting principle (“GAAP”) financial measure.  Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude goodwill impairment because we believe that this charge in 2004 to be a non-recurring charge.  Regulation S-K (Item 10(e)) and other provisions of the Exchange Act of 1934 define and prescribe the conditions for use of certain non-GAAP financial information.  We believe that our Adjusted EBITDA information, which meets the definition of a non-GAAP financial measure, is important supplemental information to investors.

Management has presented Adjusted EBITDA because it is used as a measure in the terms of the New Credit agreement and in the Indenture agreement (see Management’s Discussion and Analysis).  Management has also presented Adjusted EBITDA because we believe it is a meaningful measure and represents an alternate view of our operating performance and allows our management and our investors to readily view operating trends and analyze the Company’s ability to incur and/or service debt. We additionally use Adjusted EBITDA and Adjusted EBITDA margin for internal managerial purposes, including for planning purposes, including the preparation of our internal annual operating budget and as a means to evaluate period-to-period comparisons.  This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.  Adjusted EBITDA information reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.  We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, there are material limitations to its usefulness on a stand alone basis, including the lack of comparability of this presentation to the GAAP financial results of other companies. Adjusted EBITDA has certain material limitations as follows:

•      It does not include interest expense.  Because we have borrowed money to finance the purchase of a former shareholder’s interest in the Company, interest expense is a necessary and continuing part of our costs.  Therefore, any measure that excludes interest expense has material limitations.

•      It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations.

•      It does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations.

Accordingly the non-GAAP information should not be used in isolation of, or as a substitute for, net loss or cash flows from operations as an indicator of operating performance or as a measure of profitability or liquidity.  Adjusted EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies.  In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs.

Adjusted EBITDA was computed as follows:

	FISCAL YEAR ENDED JUNE 30,
	2001	2002	2003	2004	2005
Net earnings (loss)	$5,259	$(1,617)	$(5,920)	$(5,643)	$(5,162)
Interest expense	15,263	14,293	14,355	13,880	13,432
Interest expense - accretion on preferred stock	—	—	—	—	5,180
Income tax expense (benefit)	3,900	(856)	(3,441)	(2,342)	95
Depreciation and amortization	16,252	17,185	16,733	14,355	12,072
Goodwill impairment	—	—	—	2,682	—
Adjusted EBITDA	$40,674	$29,005	$21,727	$22,932	$25,617

(2)   Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues.

(3)   For the purpose of computing the ratio of earnings to fixed charges, “earnings” consists of earnings before income taxes and fixed charges. “Fixed Charges” consist of interest expense, which includes amortization of debt issuance costs and the interest portion of the Company’s rent expense. Earnings were insufficient to cover fixed charges by $2,473,000, $9,361,000, $7,985,000 and $5,067,000 for 2002, 2003, 2004, and 2005 respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the approval of legislation and the corresponding anticipated benefits to our industry and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The following discussion of the results of operations and financial condition of Penhall should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included in Part II of this report.

GENERAL

Penhall was founded in 1957 in Anaheim, California with one piece of equipment, and today is one of the largest Operated Equipment Rental Services companies in the United States. Penhall differentiates itself from other equipment rental companies by providing specialized services in connection with infrastructure projects through renting equipment along with skilled operators to serve customers in the construction, industrial, manufacturing, governmental and residential markets. In addition, Penhall complements its Operated Equipment Rental Services with fixed-price contracts, which serve to market its Operated Equipment Rental Services business and increase utilization of its operated equipment rental fleet. Penhall provides its services from 39 locations in 18 states, with a presence in some of the fastest growing states in terms of construction spending and population growth.

The operated equipment rental industry is a specialized niche of the highly fragmented United States equipment rental industry in which there are approximately 17,000 companies. Penhall has taken advantage of consolidation opportunities by acquiring small companies in targeted markets as well as by establishing new offices in those markets. Since 1998, Penhall has effected nine strategic acquisitions, including:

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

4.             Prospect Drilling and Sawing, a Minnesota-based company acquired in June 1999,

5.             Advance Concrete Sawing and Drilling, Inc., a California-based company acquired in September 2000,

6.             H&P Sawing and Drilling, a Kansas City, Missouri-based Company acquired in March 2002,

7.             Bob Mack Company, California based company acquired in March 2002,

8.             Arizona Curb Cut Company, an Arizona based company acquired in April 2002, and

9.             Capitol Drilling Supplies, Inc, an Indiana based company acquired in June 2005.

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

The principal components of Penhall’s operating costs include the cost of labor, equipment rental fleet maintenance costs including parts and service, equipment rental fleet depreciation, insurance and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, Penhall utilizes a range of periods over which it depreciates its equipment on a straight-line basis. On average, Penhall depreciates its equipment over an estimated useful life of three to eight years with residual values averaging 7.5% to 10.0%.

Penhall invests in and maintains a large and versatile fleet of rental equipment ranging from relatively small items such as diamond abrasive saws and coring units to larger equipment, including backhoes, excavators, water trucks and concrete grinders. Used equipment is sometimes sold in the ordinary course of business, and gains or loss on sales of assets, net are recognized in “Other Operating Income” in Penhall’s consolidated statements of operations. In fiscal 2003, 2004 and 2005, net gains on equipment sales were $485,000, $493,000 and $238,000, respectively.

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

The following table shows the number of units in Penhall’s operated equipment rental fleet for the following periods:

	FISCAL YEAR ENDED JUNE 30,
	2003	2004	2005
Beginning of Period	761	710	696
# Units Purchased	12	19	32
# Units Disposed	(63)	(33)	(22)
End of Period	710	696	706

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

Revenue Recognition on Long-Term Construction Contracts

The majority of our long-term fixed price contracts with our customers are either “fixed unit price” or “fixed price.”  Under fixed unit price contracts, the Company is committed to provide materials or services required by a project at fixed unit prices.  The fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by the Company unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk that we may not be able to perform all the work profitably for the specified contract amount.  All state and federal government contracts and many of our other contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us for work performed through the date of termination.

We use the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts are recognized on the percentage-of-completion method in the ratio of costs incurred to estimated final costs.  Revenue from contract claims is recognized when we have a signed settlement agreement and payment is reasonably assured.  Revenue from contract change orders, which occur on most large projects, is recognized at an amount which approximates costs when it is probable that the costs will be recovered through a change in the contract price.  Revenue is not recognized on unapproved contract change orders until such time we believe that recovery is probable.  Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense.  Contract costs are recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project which are completed by our project managers. However, projects can be complex and in most cases the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have many projects of varying levels of complexity and size in process at any given time (during 2005 we worked on over 1,000 projects) these changes in estimates typically offset each other without materially impacting our overall profitability. However, large changes in cost estimates in the larger projects can have a more significant effect on profitability.

On certain projects and consistent within the construction industry, the Company is subject to milestone and/or contractual billing arrangements.  These billing arrangements can result in an increase to Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.  Due to the volume of projects that the Company usually has at any one time, material fluctuations resulting from billing arrangements are not typical.  As of June 30, 2004, the Company had a large project with a contractual billing arrangement.  This project represented approximately $960,000 and $490,000 of our balance in Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts at June 30, 2004 and 2005, respectively.

Valuation of Long-Lived Assets

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Deteriorating market conditions could potentially impact valuation of long-lived assets.  In markets where adverse market conditions exist, the Company will consider reallocation of long-lived assets to markets where those assets will produce cash flow.  Further, technological improvements in equipment or processes could render certain long-lived assets as impaired, as could competitive pressures.  We are not aware of any technological improvements or competitive pressures that could potentially result in impairment of long-lived assets; however such factors could occur in the future.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Goodwill

We use estimates in order to determine if goodwill has been impaired.  An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit.  As of June 30, 2005, goodwill is assigned to five reporting units derived from individual acquisitions.     We arrive at the estimated fair value of a reporting unit using a discounted cash flow approach.  We will perform our valuation analysis at least annually or sooner if an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired.  If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss to future periods.  The Company evaluates goodwill for impairment at June 30 of each year.

Factors we consider important which could trigger an impairment review include, but are not limited to:

•      Significant underperformance relative to expected historical or projected future operating results;

•      Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•      Significant negative industry or economic trends;

•      Unanticipated competition; and

•      Adjusted EBITDA relative to net book value

We allocated goodwill to the reporting units that benefited from the related acquisitions.  As of June 30, 2005, $6.0 million of the remaining goodwill of $6.7 million resides in one reporting unit in which profit levels have been sustained over time since the acquisition and have been consistent with the Company’s estimates.  We expect such profit levels to continue.  However, if profit levels were to decline, the reporting units’ goodwill could become impaired.

RESULTS OF OPERATIONS

As of July 29, 2005, the House and Senate both passed the long awaited six-year federal transportation bill which was subsequently signed into law by President Bush.  The Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (TEA-LU) provides $286.4 billion in transportation funding through Fiscal Year 2009 and achieves a 92% rate of return to donee states by fiscal year 2008. We are pleased to hear that the states will be able to retain their ability to establish long-

term infrastructure building programs which will provide much needed visibility to our industry.

Public sector work in California has improved dramatically due to a significant increase in funding for the state’s transportation projects. In the fiscal year 2005-06, California’s transportation construction budget increased to $4.2 billion from less than $1.0 billion in the prior fiscal year. The current budget, beginning July 1, includes the reinstatement of Proposition 42 funding from gasoline sales tax proceeds, expected Indian gaming revenues and regular revenues from state and federal gas taxes and truck weight fees. This recent commitment to reinvest into California’s transportation program provides us with the first positive funding event we have experienced for this part of our business in over three years.

The depressed spending by various state departments of transportation during the past few years appears to be turning and with the passing of TEA-LU we anticipate increases in spending on projects requiring the services of the Company.  Additionally, in the private sector, demand for residential and commercial site development work continues to drive positive results. While we are encouraged by the strength in most of our markets and the growth opportunities for our business in both the private and public sectors, there is no guarantee that the improved market conditions will improve the Company’s operating results.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Revenues.  Revenues for Fiscal 2005 were $175.3 million compared to $157.8 million for the prior year, an increase of $17.5 million or 11.1%.  Contract revenue increased by $6.6 million or 14.0% and service revenue increased $10.8 million or 9.8%.   The increase in revenues is attributable to the continuing rebound in the non-residential construction market and increased highway infrastructure work.

Penhall operated through 37 locations in 17 states at June 30, 2004 and through 39 locations in 18 states at June 30, 2005.  At June 30, 2005, Penhall’s operated rental fleet consisted of 706 units compared to 696 units at June 30, 2004.  In June of 2005 the Company completed its acquisition of Capitol Drilling Supplies, Inc. which added 16 units to the Company fleet as well as offices in Indianapolis, Indiana and Champaign, Illinois.

 Gross Profit.  Gross profit totaled $43.9 million in Fiscal 2005, an increase of $8.7 million or 24.8% from Fiscal 2004.  Gross profit as a percentage of revenues increased from 22.3% in Fiscal 2004 to 25.1% in Fiscal 2005. The increase in gross profit from Fiscal 2004 to Fiscal 2005 is primarily attributable to higher revenues in Fiscal 2005, a $1.9 million decrease in depreciation expense, and higher revenues per production labor hour.  The decrease in depreciation expense is the result of low capital expenditures during fiscal 2002, 2003, and 2004.

General and Administrative Expenses.  General and administrative expenses were $31.0 million in Fiscal 2005 compared to $28.3 million in Fiscal 2004. As a percent of revenues, general and administrative expenses were 17.7% in Fiscal 2005 compared to 18.0% in Fiscal 2004. The increase in general and administrative expenses during Fiscal 2005 is primarily attributable to increases in rent expense of $0.5 million associated with the sale/leaseback of Company properties, incentive compensation of $1.4 million, $0.6 million in payroll and related expenses and bad debt expense of $0.3 million offset by decreases of $0.3 million in data processing expense and legal expense of $0.3 million.

Goodwill Impairment. Goodwill impairment of $2,682,000 was recorded during the year ended June 30, 2004.  This expense was the result of impairment testing on all reporting units which had associated goodwill.  A continuing decline in the California market resulted in two reporting units writing off all associated goodwill.  Similar impairment testing in Fiscal 2005 determined that there was no further goodwill impairment.

Interest Expense. Interest expense was $13.4 million in Fiscal 2005 compared to interest expense of $13.9 million in Fiscal 2004. The decrease in interest expense is attributable to lower borrowings in Fiscal 2005 primarily resulting from the proceeds on the sale-leaseback of the Company owned properties, which was used to reduce the borrowings under the revolving credit facility, partially offset by higher costs for letters of credit.

Interest Expense – Accretion on Preferred Stock.  During Fiscal 2005, the Company adopted SFAS No. 150 which required the Company to present separately as interest expense $5.2 million of accretion related to mandatorily redeemable instruments.  Prior to Fiscal 2005, the Company recorded the accretion in the determination of net loss applicable to common stockholders which was $4.6 million in Fiscal 2004.

Other Income.  During fiscal 2004, the Company sold one of its FCC licenses and also completed a sale - leaseback of its 11 owned properties, which resulted in a total gain of $0.9 million.  There were no comparable transactions in Fiscal 2005.

Income Tax (Benefit) Expense. The Company recorded an income tax expense of $0.1 million, or 0.0% of loss before income taxes in Fiscal 2005, compared to an income tax benefit of $2.3 million, or 29.3% of loss before income taxes in Fiscal 2004.  The change in the effective tax rate in fiscal 2005 is primarily due to non-taxable interest expense related to the accretion on preferred stock.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Revenues.  Revenues for Fiscal 2004 were $157.8 million compared to $161.8 million for the prior year, a decrease of $4.0 million or 2.5%.  A $1.4 million increase in contract revenue (a 3.0% increase) was offset by a $5.4 million decrease in service revenues (a 4.7% decrease). The lower service revenues are a reflection of the slowdown in private, non-residential construction activity, which declined 16% in 2003 according to Department of Commerce data, and continued into 2004.  Additionally there was significantly lower state highway and bridge spending due to deficits in many state budgets and lack of a replacement program at the federal level for the Transportation Equity Act for the 21st Century, “TEA-21” which expired in 2003.

Penhall operated through 37 locations in 17 states at June 30, 2003 and 2004.  At June 30, 2004, Penhall’s operated rental fleet consisted of 696 units compared to 710 units at June 30, 2003, a decrease of 2.0%.  The smaller fleet of revenue units is attributable to the Company not replacing all of the disposed units since revenue unit utilization rates remain below 72%.

Gross Profit.  Gross profit totaled $35.2 million in Fiscal 2004, an increase of $3.2 million or 10.1% from Fiscal 2003. Gross profit as a percentage of revenues increased from 19.8% in Fiscal 2003 to 22.3% in Fiscal 2004. The increase in gross profit from Fiscal 2003 to Fiscal 2004 is primarily attributable to significant profits from a major project, the successful settlement of an outstanding claim and a $1.9 million decrease in depreciation expense.  The decrease in depreciation expense is the result of lower capital expenditures during 2002, 2003, and 2004 as compared to 2000 and 2001.

General and Administrative Expenses.  General and administrative expenses were $28.3 million in Fiscal 2004 compared to $27.9 million in Fiscal 2003. As a percent of revenues, general and administrative expenses were 18.0% in Fiscal 2004 compared to 17.3% in Fiscal 2003. The small increase in general and administrative expenses as a percentage of revenues during Fiscal 2004 is primarily attributable to increases in rent expense of $0.8 million associated with the sale/leaseback of Company properties, incentive compensation of $1.3 million, and legal expense of $0.3 million offset by decreases $0.6 million in payroll and related expenses, $0.5 million in depreciation expense and $0.3 million in bad debt expense.

Goodwill Impairment. Total goodwill impairment of $2,682,000 has been recorded for the year ended June 30, 2004.  This expense is the result of impairment testing on all reporting units which had associated goodwill in those reporting units.  A continuing decline in the California market resulted in two California reporting units writing off all associated goodwill.

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

Contractual Obligations

The following is a summary of the Company’s contractual obligations as of June 30, 2005:

	Fiscal Year Ending June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations	$2,588,000	$2,255,000	$1,977,000	$1,836,000	$1,685,000	$20,865,000	$31,206,000
Long-term debt, including interest	284,000	68,000	32,000	—	—	—	384,000
Revolving credit facility	468,000	—	—	—	—	—	468,000
Senior notes, including interest	12,000,000	101,000,000	—	—	—	—	113,000,000
Senior exchangeable preferred stock, including accretion	—	24,420,000	—	—	—	—	24,420,000
Series A Preferred stock, including accretion	—	—	33,587,000	—	—	—	33,587,000

LIQUIDITY AND CAPITAL RESOURCES

It is anticipated that the Company’s principal uses of liquidity will be to fund working capital, meet debt service requirements and finance the Company’s strategy of pursuing strategic acquisitions and expanding through internal growth.  We believe that our current cash and cash equivalents, cash generated from operations, and the amount available under our existing credit facility will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations through the next twelve months.

The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (“New Credit”) secured in May 2003. The New Credit is a $50 million; three year asset based borrowing facility, consisting of a revolving credit facility (“New Revolver”) of up to $50 million with a $25 million sub-facility for letters of credit. Availability under the revolver portion of the New Credit would be limited to a borrowing base consisting of (i) up to 85% of the net amount of the Company’s eligible trade accounts receivable, (ii) up to the lesser of (a) 100% of the net book value of the Company’s eligible inventory and eligible equipment or (b) 85% of the appraised net orderly liquidation value of Company’s eligible inventory and equipment, and (iii) up to 50% of the appraised forced liquidation value of the Company’s owned real estate.

One of the provisions of the New Credit allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation.  Accordingly, borrowings under the agreement are classified as current.  Borrowings under the New Credit are also subject to certain key financial covenants:

•      Maintain a minimum interest coverage ratio (adjusted EBITDA divided by interest expense) of at least 1.35.  At June 30, 2005, the actual ratio was 2.03.

•      Maintain a maximum leverage ratio (debt senior to the senior notes divided by adjusted EBITDA) of less than 2.30.  At June 30, 2005, the actual ratio was 0.88.

•      The Company is limited to $1.5 million of capital expenditures annually for parts and property.  This includes any fixed assets (other than equipment), parts, tools, supplies or improvements that have a useful life greater than one year.  During the year ended June 30, 2005, the Company spent $0.4 million for parts and property.

•      The Company is required to maintain a dollar utilization rate above 48% over the prior 4 quarters.  Dollar utilization is total revenue for equipment divided by total standard available revenue during the period.   At June 30, 2005, the Company’s dollar utilization was 67.2%.

At June 30, 2005, the Company was in compliance with all covenants.  There are no anticipated trends that we are aware of that would indicate non-compliance with such covenants, however, significant deterioration in our financial performance could impact our ability to comply with such covenants.

The indebtedness of the Company under the New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company.  As of June 30, 2005, the Company had outstanding borrowings of $0.5 million, $20.8 million of outstanding letters of credit, borrowing base limitations of $9.0 million and borrowings unused and available under the New Credit of $24.6 million.

Summary Cash Flow Data (000’s) for the periods ending June 30,
	2003	2004	2005
Cash and cash equivalents	$184	$1,076	$98

Net cash provided by (used in):
Operating activities	$12,649	$11,118	$10,745
Investing activities	$(2,394)	$7,440	$(12,568)
Financing activities	$(16,276)	$(17,666)	$845
Capital expenditures	$3,658	$5,850	$11,947

Cash provided by operating activities decreased from $11.1 million in fiscal 2004 to $10.7 million in fiscal 2005.  The decrease in net cash provided by operating activities was primarily due to the increase in accounts receivable during 2005 which used $8.2 million in cash compared to $2.2 million during 2004.  The increase in accounts receivable is primarily due to an increase in non-residential construction and increased infrastructure and highway work performed during the fourth quarter of fiscal 2005.  The decrease in cash that resulted from the increase in accounts receivable was offset by an increase in accounts payable of $3.1 million in fiscal 2005 as compared to a decrease of $1.8 million in in fiscal 2004.  The increase in 2005 resulted from the increase in revenues during the fourth quarter and the type of contract work being performed at June 2005 which had higher levels of subcontract and materials elements than the contract work at June 2004.  The use of cash from accounts receivable was further offset by the change in cash provided by income tax which decreased from $3.0 million in fiscal 2004 to $0.5 million in fiscal 2005.  This decrease consisted of Federal tax refunds received during 2004 totaling $2.5 million.  The use of cash from costs and estimated earnings in excess of billings on uncompleted contracts decreased from $1.3 million during fiscal 2004 decreased to $0.1 million during fiscal 2005.  This decrease is partially attributable to billings of approximately $0.5 million on one milestone billing contract.  The remaining decrease is attributable to multiple projects.  Billings in excess of costs and estimated earnings on uncompleted contracts used $0.7 million in net cash during fiscal 2005 compared to $0.7 million in net cash provided during 2004.  The change of $1.4 million is attributable to multiple projects and typically results from milestone billing arrangements.  Prepaid expenses provided $1.3 million during fiscal 2005 a decrease of $0.3 million compared to fiscal 2004.  This decrease is primarily attributable to a decrease in prepaid insurance premiums of $1.1 million as of June 2005 due to a change in our insurance year and a reduction in premiums due to an increase in our insurance deductibles.  A decrease of $1.3 million in insurance premium prepaids in fiscal 2004 resulted from a change payment terms from fiscal 2003.

Cash used by investing activities in fiscal 2005 of $12.6 million represents a $20.0 million decrease from the amount provided by investing activities in fiscal 2004.  The increase is due to the $11.3 million cash received from the fiscal 2004 sale and leaseback of 11 sites and $0.8 million received from the sale of an FCC license.  Capital expenditures increased by $6.1 million from $5.9 million in fiscal 2004 to $11.9 million in fiscal 2005.  Additionally the Company acquired Capitol Drilling Supplies, Inc. in June 2005 with an investment of $1.2 million.  The Company had no acquisitions in fiscal 2004.   As all of our owned properties were subject to the sale-

leaseback transaction during Interim 2004 we don’t expect to generate additional liquidity through sale-leaseback transactions.

Cash provided by financing activities in fiscal 2005 was $0.8 million compared to cash used by financing activities of $17.7 million in fiscal 2004.    In fiscal 2004 net long-term and short-term debt was reduced by $17.0 million due partially to cash received from the sale-leaseback and FCC license sale transaction.  During fiscal 2005 net long-term and short-term debt was decreased by $0.7 million.

The Company had standby letters of credit totaling $20.8 million at June 30, 2005, all of which are automatically renewable unless participating parties notify the other party thirty days prior to cancellation.  The letters of credit are provided as collateral for our surety and for our insurance programs.  In addition, we are generally required to provide surety bonds that provide an additional measure of security under certain public and private sector contracts. Most of the Company’s surety bonds are performance bonds which do not have a stated expiration date; instead the bonds are generally released when each contract is accepted by our customer.

Management estimates that Penhall’s annual capital expenditures will be approximately $14.0 million for fiscal 2006, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of June 30, 2005, the Company and its subsidiaries had $147.1 million of total indebtedness outstanding (including the Senior Notes and mandatorily redeemable stock) and a stockholders’ deficit of $99.2 million.  As of June 30, 2005 approximately $24.6 million of additional borrowing was available under the New Credit.

Debt service requirements include $100,000,000 of Senior Notes issued August 4, 1998.  The Senior Notes are guaranteed by the wholly owned subsidiaries of Penhall International Corp.  The Senior Notes bear interest at 12% per annum and interest is payable semiannually in arrears; all unpaid principal and interest is due August 1, 2006.  In addition, the Senior Notes are redeemable at the Company’s option, in whole at any time or in part from time-to-time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%.  The Company’s Indenture dated August 1, 1998 (the “Indenture”) with United States Trust Company, as Trustee (the “Trustee”) contains certain financial and non-financial limitations.  Some of these limitations are based upon the Company’s Adjusted EBIDTA, as defined, including the calculation of the Consolidated Fixed Charge Coverage Ratio (the “Coverage Ratio”), as defined.  The Indenture permits repurchase of capital stock from former employees in annual amounts up to $1,000,000 and up to $5,000,000 in aggregate over the life of the Indenture; provided that, at the time of any such repurchase, the Company must be able to incur additional indebtedness as defined by the Coverage Ratio.

From August 1, 2002 through October 25, 2002, the Company repurchased capital stock of the Company from four former employees for aggregate consideration of $35,000.  The Company’s Indenture dated as of August 1, 1998 (the “Indenture”) with the Trustee, permits repurchases of capital stock from former employees in annual amounts up to $1,000,000 and up to $5,000,000 in aggregate over the life of the Indenture; provided that, at the time of any such repurchase, the Company must be able to incur additional indebtedness under the Indenture’s fixed charge coverage ratio.  At the time of the repurchases described above, the Company was not able to incur additional indebtedness under the Indenture’s fixed charge coverage ratio, and accordingly such repurchases were not permitted by the Indenture.  The Company has informed the Trustee of such repurchases.  The Trustee has indicated that it considers the infraction minor and will not pursue written notice of default to the Company.  In the event that the Company receives written notice specifying the default and demanding that such default be remedied from either the Trustee or from Holders of at least 25% of the outstanding principal amount of the Notes, then the Company will arrange for a third party to repurchase Company stock in the aggregate consideration of $35,000 to remedy the default.

As of June 30, 2005, the Company has the following obligations subject to redemption or maturity in fiscal 2007 and 2008:

	Due date	Balance at June 30, 2005
Senior Notes	08/01/06	$100,000,000
Senior Exchangeable Preferred Stock	02/01/07	$20,662,000
Preferred Series A	08/01/07	$25,604,000

 The Company also has certain common stock and Series B Preferred stock that are subject to the terms and conditions of a Securities Holders Agreement.  The Company may be required to repurchase these shares if certain conditions are met.  As of June 30, 2004 and June 30, 2005, the Company has recorded these shares at historical cost of $7,688,000 and $7,558,000, respectively, as temporary equity in the consolidated balance sheet.  The Series B Preferred stock subject to the terms and conditions of the Stockholders Agreement and the remaining Series B Preferred stock include provisions for cumulative dividends of 13% which have not been recorded as the dividends have not been declared.  Such dividends approximate $21,520,000 and $27,139,000 as of June 30, 2004 and 2005, respectively.  The Company believes that the likelihood of the conditions allowing redemption by the stockholder occurring is remote.

The accretion of preferred stock will increase the total obligation through the dates of redemption. The Company is exploring various strategies to extend the maturity of its existing Senior Notes and mandatorily redeemable preferred stock.  The Company plans to access the senior secured debt market within the next 30-60 days.  No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.  If we are unable to refinance the Senior Notes and the mandatorily redeemable preferred stock and the Senior Notes and the mandatorily redeemable preferred stock are called, our ability to continue in business beyond such date could be impacted.  The Senior Notes will be classified as a current liability commencing in the quarter ended September 30, 2005.

As long as the uncertainty associated with the resolution of these obligations remains, the Company could be subject to adverse consequences including, but not limited to:

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

In connection with our business, the Company is often required to provide surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. In the last few years we have seen a steady decrease in the capacity of the surety market, driven primarily by substantial increases in surety industry losses and consolidation in the surety market through acquisition.  At June 30, 2005, over 18% of the Company’s backlog is bonded.  The Company’s inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.  One of the Company’s sureties has notified the Company of its intent to withdraw from the account.  The Company is in the process of replacing the surety.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We do not expect adoption of FSP No 109-1 or FSP No 109-2 to have a material effect on our consolidated results of operations, cash flows and earnings per share.

In December 2004, the FASB Statement No. 123R (revised 2004), “Share-Based Payment” which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under Statement No. 123, will no longer will be an alternative to financial statement recognition. We are required to adopt Statement No. 123R in our first quarter of fiscal 2006. Under Statement

No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement No.123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of Statement No. 123R, and we do not expect that the adoption of Statement No.123R to have a material impact on our consolidated results of operations, cash flows and earnings per share unless we were to issue additional options under our stock incentive plan.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Statement No. 151 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of Statement No. 151 is not expected to have a material impact on our consolidated results of operations, cash flows and earnings per share.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of Statement No. 153 is not expected to have a material impact on our consolidated results of operations, cash flows and earnings per share.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of adopting this interpretation on our consolidated results of operations, cash flows and earnings per share.

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

There are no derivative transactions during the years ended June 30, 2004 and 2005.

At June 30, 2005, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,
	2006	2007	2008	2009	2010	THERE- AFTER	TOTAL	FAIR VALUE
	(IN THOUSANDS)

Fixed rate debt	$284	$100,068	$32	$0	$0	$0	$100,384	$100,446	(3)
Average interest rate							11.95%
Variable rate LIBOR debt (1) (2)	468	0	0	0	0	0	468	468
Weighted average current interest rate (1)							8.25%

At June 30, 2004, the annual maturities of long-term debt and senior notes are as follows:

	YEARS ENDING JUNE 30,
	2005	2006	2007	2008	2009	THERE- AFTER	TOTAL	FAIR VALUE
	(IN THOUSANDS)

Fixed rate debt	$882	$113	$100,000	$0	$0	$0	$100,995	$95,495	(3)
Average interest rate							11.89%
Variable rate LIBOR debt (1) (2)	0	0	0	0	0	0	0	0
Weighted average current interest rate (1)

(1)                    The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet; however, the credit facility matures in 2006.  This is a $50 million revolving credit facility with the interest based upon LIBOR plus 350 basis points.  The total borrowing unused and available under the facility was $24.6 million at June 30, 2005.  See Note 6 to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Penhall International Corp.:

We have audited the accompanying consolidated balance sheets of Penhall International Corp. and subsidiaries (the Company) as of June 30, 2004 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the three-year period ended June 30, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penhall International Corp. and subsidiaries as of June 30, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and accordingly changed its method of accounting for certain financial instruments on July 1, 2004.

(signed) KPMG LLP

Los Angeles, California
September 26, 2005

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,076,000	$98,000
Receivables:
Contract and trade receivables	30,386,000	37,749,000
Contract retentions, due upon completion and acceptance of work	4,361,000	4,888,000
	34,747,000	42,637,000
Less allowance for doubtful receivables	1,317,000	1,263,000
Net receivables	33,430,000	41,374,000

Costs and estimated earnings in excess of billings on uncompleted contracts	2,957,000	3,065,000
Deferred tax assets	2,034,000	1,624,000
Inventories	2,171,000	2,454,000
Prepaid expenses and other current assets	2,198,000	1,019,000
Total current assets	43,866,000	49,634,000

Property, plant and equipment, at cost:
Land	—	152,000
Buildings and leasehold improvements	1,302,000	1,551,000
Construction and other equipment	115,998,000	123,059,000
	117,300,000	124,762,000
Less accumulated depreciation and amortization	81,260,000	87,499,000
Net property, plant and equipment	36,040,000	37,263,000

Goodwill	6,371,000	6,682,000
Debt issuance costs, net of accumulated amortization	2,313,000	1,149,000
Other assets, net	817,000	503,000
	$89,407,000	$95,231,000

See accompanying notes to consolidated financial statements.

	2004	2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$882,000	$284,000
Borrowings under revolving credit facility	—	468,000
Trade accounts payable	5,664,000	10,385,000
Accrued liabilities	12,471,000	14,222,000
Income taxes payable	386,000	923,000
Current portion of insurance reserves	2,698,000	1,602,000
Current portion of deferred gain – sale-leaseback	109,000	107,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,526,000	848,000
Total current liabilities	23,736,000	28,839,000

Long-term debt, excluding current installments	113,000	100,000
Long-term portion of deferred gain – sale-leaseback	2,015,000	1,861,000
Long-term portion of insurance reserves	4,878,000	6,333,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	3,771,000	3,186,000
Senior Exchangeable Preferred stock, par value $.01 per share, redemption value $18,602,000 and $20,662,000 at June 30, 2004 and 2005, respectively. Authorized, issued and outstanding 10,000 shares	18,602,000	20,662,000
Series A Preferred stock, par value $.01 per share, redemption value $22,484,000 and $25,604,000 at June 30, 2004 and 2005, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares	22,484,000	25,604,000
Series B Preferred stock subject to put option, 7,688 and 7,558 shares outstanding at June 30, 2004 and June 30, 2005, respectively	7,688,000	7,558,000
Common stock subject to put option, 324,858 and 320,633 shares outstanding at June 30, 2004 and June 30, 2005, respectively	325,000	321,000
Commitments and contingencies
Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 11,110 and 11,240 shares at June 30, 2004 and June 30, 2005	11,282,000	11,412,000
Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 697,012 and 701,237 at June 30, 2004 and June 30, 2005, respectively	7,000	7,000
Additional paid-in capital	1,760,000	1,764,000
Treasury stock, at cost, 35,318 common shares at June 30, 2004 and June 30, 2005	(336,000)	(336,000)
Accumulated deficit	(106,918,000)	(112,080,000)
Total stockholders’ deficit	(94,205,000)	(99,233,000)
	$89,407,000	$95,231,000

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30,

	2003	2004	2005
Revenues	$161,808,000	$157,778,000	$175,256,000
Cost of revenues	129,817,000	122,559,000	131,309,000
Gross profit	31,991,000	35,219,000	43,947,000

General and administrative expenses	27,935,000	28,328,000	31,024,000
Goodwill impairment	—	2,682,000	—
Other operating income, net	938,000	827,000	517,000
Earnings from operations, net	4,994,000	5,036,000	13,440,000

Interest expense	14,355,000	13,880,000	13,432,000
Interest expense – accretion on preferred stock	—	—	5,180,000
Other income	—	859,000	105,000

Loss before income taxes	(9,361,000)	(7,985,000)	(5,067,000)
Income tax (benefit) expense	(3,441,000)	(2,342,000)	95,000

Net loss	(5,920,000)	(5,643,000)	(5,162,000)
Accretion of preferred stock to redemption value	(4,074,000)	(4,605,000)	—
Accrual of cumulative dividends on preferred stock	(4,325,000)	(4,944,000)	(5,620,000)

Net loss applicable to common stockholders	$(14,319,000)	$(15,192,000)	$(10,782,000)

Loss per share basic and diluted	$(14.52)	$(15.40)	$(10.93)
Weighted average number of shares outstanding: Basic and diluted	986,406	986,552	986,552

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2003, 2004 AND 2005

	SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL	TREASURY STOCK			TOTAL
	SHARES OUTSTANDING	AMOUNT	SHARES OUTSTANDING	AMOUNT	PAID-IN CAPITAL	SHARES OUTSTANDING	AMOUNT	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balance at June 30, 2002	10,753	$10,911,000	684,899	$7,000	$1,711,000	(34,796)	$(317,000)	$(86,676,000)	$(74,364,000)
Shares issued	22	37,000	743	—	38,000	—	—	—	75,000
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(4,074,000)	(4,074,000)
Shares transferred from temporary equity to permanent equity	5	5,000	164	—	—	—	—	—	5,000
Repurchase of shares	(15)	(16,000)	—	—	—	(522)	(19,000)	—	(35,000)
Net loss	—	—	—	—	—	—	—	(5,920,000)	(5,920,000)
Balance at June 30, 2003	10,765	$10,937,000	685,806	$7,000	$1,749,000	(35,318)	$(336,000)	$(96,670,000)	$(84,313,000)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(4,605,000)	(4,605,000)
Shares transferred from temporary equity to permanent equity	345	345,000	11,206	—	11,000	—	—	—	356,000
Net loss	—	—	—	—	—	—	—	(5,643,000)	(5,643,000)
Balance at June 30, 2004	11,110	$11,282,000	697,012	$7,000	$1,760,000	(35,318)	$(336,000)	$(106,918,000)	$(94,205,000)
Shares transferred from temporary equity to permanent equity	130	130,000	4,225	—	4,000	—	—	—	134,000
Net loss	—	—	—	—	—	—	—	(5,162,000)	(5,162,000)
Balance at June 30, 2005	11,240	$11,412,000	701,237	$7,000	$1,764,000	(35,318)	$(336,000)	$(112,080,000)	$(99,233,000)

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,

	2003	2004	2005
Cash flows from operating activities:
Net loss	$(5,920,000)	$(5,643,000)	$(5,162,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,733,000	14,355,000	12,072,000
Interest on preferred stock	—	—	5,180,000
Amortization of debt issuance costs	1,313,000	1,163,000	1,164,000
Provision for doubtful receivables	767,000	427,000	717,000
Benefit from deferred income taxes	(1,348,000)	(3,121,000)	(515,000)
Gains on sale of assets, net	(485,000)	(1,285,000)	(238,000)
Amortization of deferred gain on sale-leaseback	—	(64,000)	(105,000)
Goodwill impairment	—	2,682,000	—
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	2,311,000	(2,239,000)	(8,173,000)
Inventories	(467,000)	191,000	(229,000)
Prepaid expenses and other assets	(1,391,000)	1,568,000	1,253,000
Costs and estimated earnings in excess of billings on uncompleted contracts	810,000	(1,253,000)	(108,000)
Trade accounts payable	952,000	(1,775,000)	3,074,000
Accrued liabilities	(1,775,000)	1,534,000	1,597,000
Income taxes receivable/payable, net	(658,000)	3,034,000	537,000
Insurance reserves	1,656,000	849,000	359,000
Billings in excess of costs and estimated earnings on uncompleted contracts	151,000	695,000	(678,000)
Net cash provided by operating activities	12,649,000	11,118,000	10,745,000

Cash flows from investing activities:
Proceeds from sale of assets	1,264,000	13,290,000	571,000
Capital expenditures	(3,658,000)	(5,850,000)	(11,947,000)
Acquisition of company, less cash acquired	—	—	(1,192,000)
Net cash (used in) provided by investing activities	(2,394,000)	7,440,000	(12,568,000)

Cash flows from financing activities:
Borrowings under long-term debt	62,597,000	—	—
Repayments of long-term debt	(89,221,000)	(2,507,000)	(1,186,000)
Borrowings under revolving credit facility	42,159,000	201,781,000	179,243,000
Repayments of revolving credit facility	(27,674,000)	(216,266,000)	(178,775,000)
Book overdraft	(2,725,000)	(514,000)	1,563,000
Debt issuance costs	(1,452,000)	(160,000)	—
Proceeds from issuance of common stock	38,000	—	—
Repurchase of common stock and Series B Preferred stock	(35,000)	—	—
Issuance of Series B Preferred stock	37,000	—	—
Net cash (used in) provided by financing activities	(16,276,000)	(17,666,000)	845,000
Net change in cash and cash equivalents	(6,021,000)	892,000	(978,000)
Cash and cash equivalents at beginning of year	6,205,000	184,000	1,076,000
Cash and cash equivalents at end of year	$184,000	$1,076,000	$98,000

See note 16 for supplementary cash flow information.

See accompanying notes to consolidated financial statements.

PENHALL INTERNATIONAL CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY’S ACTIVITIES AND OPERATING CYCLE

Penhall International, Inc. (“PII”) was founded in 1957 and was incorporated in the state of California on April 19, 1988. On August 4, 1998, $100,000,000 of 12% Senior Notes (the Senior Notes) were sold by Penhall Acquisition Corp., an Arizona corporation formed by an unrelated third party (the Third Party) to effect the recapitalization of PII. As part of the recapitalization, a series of mergers (the Recapitalization Mergers) were consummated pursuant to which Phoenix Concrete Cutting, Inc., a wholly owned subsidiary of PII, became the corporate parent of PII, the Third Party acquired a 62.5% interest in Phoenix Concrete Cutting, Inc. and Phoenix Concrete Cutting, Inc. became the successor obligor of the Senior Notes. Following the consummation of the Recapitalization Mergers, Phoenix Concrete Cutting, Inc. changed its name to Penhall International Corp., and PII changed its name to Penhall Rental Corp. Under accounting principles generally accepted in the United States of America, the recapitalization mergers were accounted for as a leveraged recapitalization transaction in a manner similar to a pooling-of-interests. Under this method, the transfer of controlling interest in PII to a new investor did not change the accounting basis of the assets and liabilities in PII’s separate stand-alone financial statements.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Penhall International Corp. and its wholly owned subsidiary Penhall Company (collectively, “the Company” or “Penhall”). Penhall Company has four wholly owned subsidiaries, Penhall Investments, a California corporation, Penhall Leasing, a California single member limited liability company, Bob Mack Company, Inc. a California corporation, and Capitol Drilling Services, Inc. an Indiana corporation. All significant intercompany transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There is no restricted cash at June 30, 2004 and 2005.

INVENTORIES

Inventories, which consist primarily of diamond cutting blades and fuel, are stated at cost. Diamond cutting blades are utilized in the performance of many of the Company’s specialty services including cutting, coring, grinding and grooving concrete and are expensed based on periodic measurement of the wear of the blades.

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

•      Unanticipated competition; and

•      Adjusted EBITDA relative to net book value

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the years ended June 30, 2003, 2004 and 2005, the Company performed impairment tests and determined that there was no impairment of long-lived assets.  Market conditions could potentially impact valuation of long-lived assets.  In markets where adverse market conditions exist, or where the Company has under-utilized assets, the Company will consider reallocation of long-lived assets to markets where those assets will produce cash flow.  The Company performs quarterly reviews of the utilization of our equipment and relocates equipment based on need.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

INCOME TAXES

We account for income taxes under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” under which we recognize deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SELF-INSURANCE

Effective May 2001, the Company increased its third-party insurance deductible to $250,000 per occurrence effectively creating self-insurance for the retained risk to the Company. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general and vehicle liability. Losses are accrued based upon the accumulation of estimates for reported losses and includes a provision, based on past experience and using actuarial assumptions, for losses incurred but not reported. The method of determining such estimates and establishing the resulting reserves is continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operations. As of June 30, 2004 and June 30, 2005, the Company had recorded a discounted accrued liability for self-insurance of $7,576,000 and $7,935,000, respectively of which $2,698,000 and $1,602,000 are current at June 30, 2004 and 2005, respectively. The discount rate utilized was 4% for the years ended June 30, 2004 and 2005. The accrued liability on an undiscounted basis was $8,253,000 and $8,648,000 at June 30, 2004 and 2005, respectively.   Management believes that the accrual is adequate to cover the losses incurred to date; however, this accrual is based on estimates and the ultimate liability may be more or less than the amount provided.

STOCK-BASED COMPENSATION

The Company observes the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” requiring quarterly SFAS No. 123 pro forma disclosure, by continuing to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. The Company has certain shares of Series B Preferred stock and common stock issued under the Securities Holders Agreement.  Certain compensation charges could result if triggering events (i.e. death, disability, or termination) occur. No compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss available to common stockholders per share would have been adjusted to the pro forma amounts as indicated below:

	Year ended June 30,
	2003	2004	2005
Net loss applicable to common stockholders as reported	$(14,319,000)	$(15,192,000)	$(10,782,000)
Add: Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	—	—	—
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(20,000)	(10,000)	(8,000)
Pro forma net loss available to common stockholders	$(14,339,000)	$(15,202,000)	$(10,790,000)

Basic and diluted loss per share as reported	$(14.52)	$(15.40)	$(10.93)

Pro forma basic and diluted loss per share	$(14.54)	$(15.41)	$(10.94)

As of November 2001 (grant date), the weighted average fair value of options granted was $58.51.  This was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.01%, dividend rate of 0% and an expected life of 10 years.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potentially dilutive securities. The dilutive effect of outstanding options is reflected in diluted per share by application of the treasury stock method. During the years ended June 30, 2003, 2004 and 2005, diluted loss per share is the same as basic loss per share as options to purchase 9,125, 8,060, and 7,780 shares of common stock were not included in the computation of diluted loss per share for the years ended June 2003, 2004 and 2005, respectively, as the effect would have been anti-dilutive.

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

SEGMENT INFORMATION

The Company is organized into 46 operating divisions across the country. All of these divisions provide operator assisted equipment for use in infrastructure projects on an hourly and on a longer-term, fixed price basis.  Management has considered the criteria of Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information”, and what level of segment information should be reported in the notes to the consolidated financial statements. Management has determined, consistent with the objectives of SFAS No. 131, that since all of the divisions have; similar long-term economic characteristics, provide similar services to the construction industry through operated equipment, have similar classes and type of customers, have similar methods of delivery of services, and operate in the same regulatory environment, the divisions qualify for aggregation into one reportable segment.

COMPREHENSIVE INCOME (LOSS)

In 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which established new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) equals net income (loss) for each of the years in the three-year period ended June 30, 2005.

RECLASSIFICATIONS

Certain 2003 and 2004 balances have been reclassified to conform to the presentation used in 2005.

(2) RECEIVABLES

Contract receivables represent those amounts, which actually have been billed. Contract retentions are collectible upon completion or other milestones of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows:

	YEAR ENDED JUNE 30,
	2004	2005
Years ending June 30:
2005	$3,489,000	$—
2006	545,000	3,910,000
2007	327,000	611,000
2008	—	367,000
	$4,361,000	$4,888,000

Activity in the allowance for doubtful receivables are summarized as follows:

	YEAR ENDED JUNE 30,
	2003	2004	2005

Balance, beginning of year	$1,421,000	$1,592,000	$1,317,000
Provision for doubtful accounts	767,000	427,000	717,000
Accounts (charged off) collected	(596,000)	(702,000)	(771,000)

Balance, end of year	$1,592,000	$1,317,000	$1,263,000

(3) OTHER ASSETS:

Other assets consist of the following:

	JUNE 30, 2004	JUNE 30, 2005

Covenants not to compete	$1,887,000	$1,887,000
Accumulated amortization	(1,070,000)	(1,384,000)

	$817,000	$503,000

The covenants not to compete are amortized over the life of the agreements. Amortization expense related to the covenants not to compete amounted to $376,000, $369,000, and $314,000 for the years ended June 30, 2003, 2004 and 2005, respectively.  The Company expects amortization expense for these assets of $305,000 and $198,000 in 2006 and 2007 respectively.

4) GOODWILL IMPAIRMENT

Effective July 1, 2002, the Company adopted SFAS No. 142. Under this standard, goodwill is no longer amortized. Beginning July 1, 2002, goodwill is required to be tested for impairment on an annual basis, and is required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  The Company recorded no goodwill impairment charges in the years ended June 30, 2003 and 2005.  Goodwill impairment totalling $2,682,000 was recorded during the year ended June 30, 2004.

As part of its quarterly review of financial results in the third quarter of fiscal 2004, the Company determined that the continued decline in market conditions within the Company’s industry was a triggering event possibly indicating goodwill impairment.  Accordingly, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142.

Under the first step of the SFAS No. 142 test, we determined the fair value of the reporting unit based on cash flow utilizing a multiple of earnings before interest, depreciation, taxes and amortization (EBIDTA).  The multiple was determined based on prior transactions conducted by the company and by others in comparable market sectors to calculate the fair value.  Based on the first step analysis, the Company determined that the carrying amount of a reporting unit was in excess of the fair value. As such, the Company was required to perform the second step analysis on the reporting unit that failed the first step in order to determine the amount of the impairment loss.  The Company then performed a preliminary second step analysis in connection with the impairment and determined that an impairment charge of $353,000 was necessary for the reporting unit.  The charge of $353,000 represents all of the goodwill for this reporting unit.

The Company performed the annual impairment test as of June 30, 2004 utilizing a multiple of EBITDA to calculate the fair value.  Based on the first step analysis, the Company determined that the carrying amount of a reporting unit was in excess of the fair value.  The Company performed the second step analysis on the reporting unit to determine the impairment loss.  The Company utilized a third party valuation specialist to assist in the calculation of the impairment on the reporting unit.  In the second step analysis, we assigned fair market values to intangible assets that include non-compete agreements, trade name, and backlog to determine the remaining fair value of the goodwill.  As a result of the second step analysis we determined that an impairment charge of $2,329,000 was necessary for the reporting unit.  This represents all of the goodwill for this reporting unit.  Total goodwill impairment of $2,682,000 has been included in loss from operations for the year ended June 30, 2004.

Substantially all of the remaining goodwill resides in one reporting unit.  Goodwill as of June 30, 2004 and 2005 was $6,371,000 and $6,682,000, respectively.

5) ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	JUNE 30, 2004	JUNE 30, 2005

Union benefits	$936,000	$983,000
Accrued bonuses	990,000	2,095,000
Accrued interest	5,020,000	5,052,000
Accrued insurance	1,157,000	914,000
Accrued vacation	446,000	631,000
Accrued payroll	2,167,000	2,267,000
Non-compete agreements	585,000	283,000
Due to BRS	375,000	675,000
Accrued rent	128,000	476,000
Other	667,000	846,000
	$12,471,000	$14,222,000

(6) LONG-TERM DEBT, REVOLVING CREDIT FACILITY AND SENIOR NOTES

Long-term Debt

Long-term debt consists of the following:

	JUNE 30, 2004	JUNE 30, 2005
Note payable secured by certain equipment, interest of 0%, imputed interest at 3.9% per annum which resulted in a discount of $24,000; annual payments of $123,000 due December 31, 2003 and 2004	$121,000	$—
Various capital leases and equipment financing agreements due through March 2008 with interest ranging from 0% to 9% per annum	874,000	384,000
	995,000	384,000
Less current installments of long-term debt	882,000	284,000

Long-term debt, excluding current installments	$113,000	$100,000

Annual maturities of long-term debt for the next five years are as follows:

JUNE 30
2006	$284,000
2007	68,000
2008	32,000
2009	—
2010	—
Thereafter	—

$384,000

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

One of the provisions of the New Credit allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation.  Accordingly, borrowings under the agreement are classified as current.  Borrowings under the New Credit are also subject to certain key financial covenants:

•                  Maintain a minimum interest coverage ratio (adjusted EBITDA divided by interest expense) of at least 1.35.  At June 30, 2005, the actual ratio was 2.03.

•                  Maintain a maximum leverage ratio (debt senior to the senior notes divided by adjusted EBITDA) of less than 2.30.  At June 30, 2005, the actual ratio was 0.88.

•                  The Company is limited to $1.5 million of capital expenditures annually for parts and property.  This includes any fixed assets (other than equipment), parts, tools, supplies or improvements that have a useful life greater than one year.  During the year ended June 30, 2005, the Company spent $379,000 for parts and property.

•                  The Company is required to maintain a dollar utilization rate above 48% over the prior 4 quarters.  Dollar utilization is total revenue for equipment divided by total standard available revenue during the period.   At June 30, 2005, the Company’s dollar utilization was 67.2%.

At June 30, 2005, the Company was in compliance with all covenants.  There are no anticipated trends that we are aware of that would indicate non-compliance with such covenants, however, significant deterioration in our financial performance could impact our ability to comply with such covenants.

The indebtedness of the Company under the New Credit is secured by a first priority perfected security interest in all of the inventory, accounts, equipment, fixtures, cash, and other assets of the Company.  As of June 30, 2005, the Company had outstanding borrowings of $0.5 million, $20.8 million of outstanding letters of credit, borrowing base limitations of $9.0 million and borrowings unused and available under the New Credit of $24.6 million.

 Senior Notes

On August 4, 1998 the Company issued $100,000,000 of Senior Notes guaranteed by the wholly owned subsidiaries of Penhall International Corp. Interest at 12% is payable semiannually in arrears beginning February 1, 1999; all unpaid principal and interest is due August 1, 2006. In addition, the Senior Notes are redeemable at the Company’s option, in whole at any time or in part from time to time, on or after August 1, 2003, at certain redemption rates ranging from 106% to 102%. The Company’s Indenture dated as of August 1, 1998 (the “Indenture”) with United States Trust Company, as Trustee (the “Trustee”), contains certain financial and non-financial limitations.  Some of these limitations are based upon the Company’s Adjusted EBITDA (as defined), including the calculation of the Consolidated Fixed Charge Coverage Ratio (as defined).

From August 1, 2002 through October 25, 2002, the Company repurchased capital stock of the Company from four former employees for aggregate consideration of $35,000.  The Indenture permits repurchases of capital stock from former employees in annual amounts up to $1,000,000 and up to $5,000,000 in aggregate over the life of the Indenture; provided that, at the time of any such repurchase, the Company must be able to incur additional indebtedness under the Indenture’s Consolidated Fixed Charge Coverage Ratio.  At the time of the repurchases described above, the Company was not able to incur additional indebtedness under the Indenture’s Consolidated Fixed Charge Coverage Ratio, and accordingly such repurchases were not permitted by the Indenture.  The Company has informed the Trustee of such repurchases.  In the event that the Company receives, in accordance with the Indenture, written notice of such default from either the Trustee or Holders of at least 25% of the outstanding principal amount of the Notes, the Company has thirty days to remedy the matter and will seek either to cure such default or to obtain a waiver of such default in accordance with the Indenture.  Neither the Trustee nor any of the Note Holders have indicated their intent to notify the Company of default and the Company does not believe that written notice of such default will be forthcoming.

The Company is exploring various strategies to extend the maturity of its existing Senior Notes.  The Company plans to access the senior secured debt market within the next 30-60 days.  No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.

(7) INCOME TAXES

The Company’s pre-tax loss for the years ended June 30, 2003, 2004 and 2005 was generated from domestic operations.  Income tax expense (benefit) is comprised of the following components for each fiscal year ended June 30:

	YEAR ENDED JUNE 30,
	2003	2004	2005
Current tax expense (benefit):
Federal	$(2,131,000)	$594,000	$138,000
State	38,000	185,000	472,000
	(2,093,000)	779,000	610,000
Deferred tax benefit:
Federal	(910,000)	(2,570,000)	(255,000)
State	(438,000)	(551,000)	(260,000)
	(1,348,000)	(3,121,000)	(515,000)
	$(3,441,000)	$(2,342,000)	$95,000

As of June 30, 2004 and 2005, the Company has a current net deferred tax asset of $2,034,000 and $1,624,000, respectively, and a net non-current deferred tax liability of $3,771,000 and $3,186,000, respectively.

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	JUNE 30, 2004	JUNE 30, 2005
Deferred tax assets:
Allowance for doubtful receivables	$529,000	$508,000
Accruals not currently deductible and other	805,000	921,000
Current insurance reserves	655,000	195,000
Non-current insurance reserves	1,183,000	3,190,000
Sale-leaseback	854,000	791,000
AMT and other	199,000	16,000
Net operating loss carryforwards	45,000	39,000
Total deferred tax assets	4,270,000	5,660,000
Deferred tax liabilities — depreciation and amortization	(6,007,000)	(7,222,000)
Net deferred tax liability	$(1,737,000)	$(1,562,000)

As described in Note 16, the Company recorded a $340,000 deferred tax liability to goodwill in purchase accounting. Accordingly, this deferred tax liability did not give rise to deferred tax expense during fiscal 2005.

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

As of June 30, 2005, we had net operating loss carryforwards (after carrybacks) for federal income tax purposes of approximately $97,000.  We had net operating loss carryforwards (after carrybacks) for state income tax purposes of approximately $109,000.  The state carryforwards have varying expiration dates beginning in 2017.

Deferred income tax benefit consists of the following:

	YEAR ENDED JUNE 30
	2003	2004	2005
Allowance for doubtful receivables	$(69,000)	$111,000	$21,000
Accruals not currently deductible and other	(187,000)	(973,000)	(1,663,000)
Depreciation and amortization	(392,000)	(2,940,000)	920,000
Other and net operating loss carryforwards	(700,000)	681,000	207,000
	$(1,348,000)	$(3,121,000)	$(515,000)

Income tax benefit for each fiscal year ended June 30 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to loss before income taxes as follows:

	YEAR ENDED JUNE 30
	2003	2004	2005
Computed “expected” tax benefit	$(3,276,000)	$(2,795,000)	$(1,774,000)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal benefit	(264,000)	(238,000)	137,000
Non-deductible goodwill impairment charge	—	815,000	—
Interest expense – accretion on preferred stock	—	—	1,813,000
Other, net	99,000	(124,000)	(81,000)
	$(3,441,000)	$(2,342,000)	$95,000

(8) EMPLOYEE RETIREMENT PLANS

The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Contributions to such plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. Amounts contributed to these plans in fiscal 2003, 2004 and 2005 aggregated $2,726,000, $2,878,000 and $2,749,000 respectively. The Company may also be assessed for its share of any unfunded vested benefits resulting from partial or total withdrawal from such plans and any non-payment by other employer participants. Less than 10% of the Company’s employees are covered by a collective bargaining agreement that will expire within one year.

The Company sponsors a defined contribution 401(k) plan. Subject to certain terms and conditions of the plan, substantially all of the Company’s non-union employees are eligible to participate in the plan. The Company may, but is not required to, make matching contributions to the plan each year, which are allocated to each participant’s account in proportion to the amount that he or she has contributed to the plan during the applicable plan year. All Company and employee contributions to the plan plus the earnings thereon are 100% vested. Company contributions expensed under the plan were $335,000, $174,000 and $149,000 for the years ended June 30, 2003, 2004 and 2005, respectively.

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

Stock option activity during the periods indicated is as follows:

	Number of shares underlying options	Weighted-average exercise price

Balance at June 30, 2003	9,125	$58.51
Granted	—	—
Forfeited	(1,065)	58.51

Balance at June 30, 2004	8,060	58.51
Granted	—	—
Forfeited	(280)	58.51

Balance at June 30, 2005	7,780	$58.51

At June 30, 2005 there were 4,668 exercisable options. The weighted average price and the weighted average remaining life of outstanding options was $58.51 and 6.3 years, respectively.

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

Shares outstanding that are subject to the buy-out provisions of the Stockholders Agreement are 324,858 and 320,633 shares of common stock and 7,688 and 7,558 shares of Series B Preferred stock at June 30, 2004 and 2005, respectively.

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

The Senior Exchangeable Preferred stock is exchangeable by Penhall International Corp. at any time and from time to time for junior subordinated notes (the “Junior Subordinated Notes”) in an amount equal to the Senior Exchangeable Preferred Liquidation Preference plus an amount equal to a prorated dividend for the period from the dividend payment date immediately prior to the exchange date to the exchange date. The Junior Subordinated Notes will pay interest from the date of exchange at the rate of 10.5% per annum in cash; provided, however, that Penhall International Corp. shall be prohibited from paying interest on the Junior Subordinated Notes in cash for so long as such notes shall remain outstanding. In such event, interest shall be deemed to be paid by such amount being added to the outstanding principal amount of the Junior Subordinated Notes and shall accrue interest as a portion of the principal amount of the Junior Subordinated Notes to the maximum extent permitted by law. If issued, the Junior Subordinated Notes will mature on February 1, 2007.

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

Series B Preferred Stock

The Company has designated 50,000 shares of preferred stock as Series B Preferred stock. The preferences and relative, participating, optional and other special rights and qualifications, limitations and restrictions (including, without limitation, dividend rights and rights on liquidation, winding up and dissolution of the Company) of the Series B Preferred stock are identical to those of the Series A Preferred stock, except that the Series B Preferred stock is not subject to any mandatory redemption by the Company.  However, certain shares of Series B Preferred stock are subject to the terms and conditions of the Stockholders Agreement which contains provisions that grant the option to certain management stockholders upon death, disability or termination of the management stockholder to require the Company to repurchase the securities at specified amounts.  The Series B Preferred stock also calls for cumulative dividends of 13% per annum, which have not been recorded as the dividends have not been declared by the Company’s Board of Directors.  Such dividends approximate $21,520,000 and $27,140,000 as of June 30, 2004 and June 30, 2005, respectively.

Common Stock

The Company has authorized 5,000,000 shares of common stock.  As of June 30, 2004 and June 30, 2005, the Company has issued and outstanding shares totaling 1,021,870.  Certain shares of common stock are subject to the terms and conditions of the Stockholders Agreement, which contains provisions that grant the option to certain management stockholders upon death, disability or termination of the management stockholder to require the Company to repurchase the securities at specified amounts.

(11) COMMITMENTS AND CONTINGENCIES

Leases

(a)  Capital Leases

The Company was obligated under various capital leases for certain construction equipment that were terminated prior to June 30, 2005.  At June 30, 2004, the cost of construction equipment and the related depreciation recorded for equipment under capital leases were as follows:

2004
Construction Equipment	$340,000
Less accumulated depreciation	292,000
$48,000

Amortization of assets held under capital leases is included in depreciation expense.

(b)  Operating Leases

The Company and its subsidiaries lease various properties and equipment under long-term agreements, which expire at varying dates through December 2023. Certain of these leases provide for renegotiation of annual rentals at specified dates. Rent expense was $1,573,000, $2,549,000 and $3,187,000 for the years ended June 30, 2003, 2004 and 2005, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2005 are as follows:

YEARS ENDING JUNE 30:
2006	$2,588,000
2007	2,255,000
2008	1,977,000
2009	1,836,000
2010	1,685,000
Thereafter	20,865,000
$31,206,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalent accounts, and contract and trade receivables.  At June 30, 2004, the Company had approximately $975,000 on deposit at one financial institution.  There were no significant cash and cash equivalents on deposit at June 30, 2005.

There were no customers that accounted for more than 5% of consolidated revenues or outstanding accounts receivable as of June 30, 2003, 2004 or 2005.

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

Letters of Credit

As of June 30, 2005, the Company had outstanding standby letters of credit of $20,752,000 with a financial institution for the benefit of the Company’s insurers (note 6).  Outstanding standby letters of credit of $20,683,000 at June 30, 2005 reduce the amount of borrowings available under the Company’s New Credit.  The standby letters of credit are automatically renewable unless participating parties notify the other party thirty days prior to cancellation.

Surety Bonds

As is customary in the construction business, the Company is required to provide surety bonds to secure our performance under construction contracts. The Company’s ability to obtain surety bonds primarily depends upon capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of the backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain re-insurers of surety risk have limited their participation in this market. One of the Company’s sureties has notified the Company of its intent to withdraw from the Penhall account and the Company is in the process of replacing that surety.  A new surety has offered to replace part of the bonding capacity of the withdrawing surety.  In addition, the Company is negotiating with another surety for a new and larger bonding facility.    Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.

Litigation

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

Certain Fees Payable to BRS; BRS Management Agreement – Related Party

Upon consummation of the Recapitalization Mergers, the Company entered into a management services agreement (the “Management Agreement”) with Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) pursuant to which BRS will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The fees payable pursuant to the Management Agreement were negotiated by representatives of BRS and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company. The amount owed to BRS as of June 30, 2004 and 2005 was $375,000 and $675,000, respectively, and is recorded in accrued liabilities.  During the years ended June 30, 2003, 2004 and 2005, the Company recorded $300,000, respectively, under the arrangement which has been recorded in general and administrative expenses in the statement of operations.

Labor Relations

Approximately 42% of Penhall’s employees are represented by various labor unions. The Company’s unionized work force is divided into approximately 27 active and 10 inactive certified or lawfully recognized bargaining units.  All agreements originally set to expire during fiscal 2005 have been renewed or extended.  There are 3 agreements representing approximately 10.0% of Penhall’s employees expiring during fiscal 2006, most at the end of the fiscal year. There is no reason to believe that any expiration will have a material effect on fiscal 2006 operations.

(12) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consists of the following:

	JUNE 30, 2004	JUNE 30, 2005
Costs incurred on uncompleted contracts	$50,785,000	$62,475,000
Estimated earnings to date	7,232,000	10,009,000
	58,017,000	72,484,000
Less billings to date	56,586,000	70,267,000
	$1,431,000	$2,217,000
Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,957,000	$3,065,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,526,000)	(848,000)
	$1,431,000	$2,217,000

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2004 and 2005:

	2004		2005
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Financial assets:
Cash and cash equivalents	$1,076,000	$1,076,000	$98,000	$98,000
Net receivables	33,430,000	33,430,000	41,374,000	41,374,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,957,000	2,957,000	3,065,000	3,065,000
Financial liabilities:
Current installments of long-term debt	882,000	882,000	284,000	284,000
Borrowings under revolving credit facility	—	—	468,000	468,000
Trade accounts payable	5,664,000	5,664,000	10,385,000	10,385,000
Accrued liabilities, short-term portion of insurance reserves, and taxes payable	15,555,000	15,555,000	16,747,000	16,747,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,526,000	1,526,000	848,000	848,000
Long-term debt, excluding current installments	113,000	113,000	100,000	100,000
Long-term portion of insurance reserves	4,878,000	4,878,000	6,333,000	6,333,000
Mandatorily redeemable preferred stock	41,086,000	41,086,000	46,266,000	46,266,000
Series B Preferred and common stock subject to put option	8,013,000	2,571,000	7,879,000	2,528,000
Senior notes	100,000,000	94,500,000	100,000,000	100,060,000

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, net receivables, costs and estimated earnings in excess of billings on uncompleted contracts, current installments of long-term debt, trade accounts payables, accrued liabilities, short-term portion of insurance reserves and taxes payable, and billings in excess of costs and estimated earnings on uncompleted contracts:  The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt, excluding current installments, borrowings under revolving credit facility, and Senior notes: The fair value of the Company’s long-term debt and revolving credit facility is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company as of the date of the consolidated balance sheets.  The fair value of the Senior Notes is the quoted market price as of June 30, 2004 and 2005.

Long-term portion of insurance reserves:  The fair value of the Company’s long-term portion of insurance reserves has been calculated utilizing a 4% discount rate as of June 30, 2004 and 2005.  The rate is consistent with market discount rates for determining the present value of future liabilities.

Mandatorily redeemable preferred stock:  The fair value of the mandatorily redeemable preferred stock is calculated utilizing redemption values. See Note 10.

Series B Preferred and common stock subject to put option:  The fair value of the Series B Preferred and common stock subject to put option is calculated based on an appraisal prepared in fiscal 2004 and adjusted by management based on fiscal 2005 operations.

(14)  SALE-LEASEBACK

On December 3, 2003, the Company consummated an agreement for the sale-and-leaseback of our 11 owned properties (the “Real Estate”).  The buyer, CRICPENHALL LLC is owned by Prudential Real Estate Companies Account Partnership II, LP and Prudential Real Estate Companies Fund II LP.  These are two investment funds, sponsored by Prudential Real Estate Investors.  Prudential Real Estate Investors is a business unit of Prudential Investment Management, Inc., a wholly-owned subsidiary of Prudential Financial Inc.  Penhall sold the Real Estate for net proceeds of $11.3 million and immediately entered into eleven 20 year leases with annual lease payments.  Penhall also has four 5-year options to extend the lease at the then current fair market value.  The gain on sale of $2.1 million will be amortized over the initial term of the leases of 20 years.  Through June 30, 2005, the Company has amortized $169,000 of the gain and recorded $1,933,000 of rent expense under the leaseback.

(15) GUARANTORS AND FINANCIAL INFORMATION

The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The 100% owned Guarantor Subsidiaries, (Penhall Company and subsidiaries), fully guarantee jointly, severally, unconditionally and irrevocably certain obligations of the Company, including the Senior Notes.  Separate financial statements and other disclosures with respect to each of the individual Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not, in the opinion of management, provide additional information that is material to investors.

The condensed consolidating financial information presents condensed financial statements as of June 30, 2004 and 2005 and for the years ended June 30, 2003, 2004 and 2005 of:

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

d.                                      the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

	JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$33,430,000	$—	$33,430,000
Inventories	—	2,171,000	—	2,171,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,957,000	—	2,957,000
Other current assets	114,000	5,194,000	—	5,308,000

Total current assets	114,000	43,752,000	—	43,866,000
Net property, plant and equipment	23,000	36,017,000	—	36,040,000
Other assets, net	1,388,000	8,113,000	—	9,501,000
Investment in subsidiaries	60,171,000	—	(60,171,000)	—

	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$—	$882,000	$—	$882,000
Trade accounts payable	3,000	5,661,000	—	5,664,000
Accrued liabilities and taxes payable	5,725,000	7,132,000	—	12,857,000
Current portion of insurance reserves	—	2,698,000	—	2,698,000
Current portion of deferred gain–sale-leaseback	109,000	—	—	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,526,000	—	1,526,000

Total current liabilities	5,837,000	17,899,000	—	23,736,000

Long-term debt, excluding current installments	—	113,000	—	113,000
Long-term portion of deferred gain–sale-leaseback	2,015,000	—	—	2,015,000
Long-term portion of insurance reserves	—	4,878,000	—	4,878,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(1,050,000)	4,821,000	—	3,771,000
Senior Exchangeable Preferred stock	18,602,000	—	—	18,602,000
Series A Preferred stock	22,484,000	—	—	22,484,000
Series B Preferred stock subject to put option	7,688,000	—	—	7,688,000
Common stock subject to put option	325,000	—	—	325,000
Stockholders’ equity (deficit)	(94,205,000)	60,171,000	(60,171,000)	(94,205,000)

	$61,696,000	$87,882,000	$(60,171,000)	$89,407,000

	JUNE 30, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$41,374,000	$—	$41,374,000
Inventories	—	2,454,000	—	2,454,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	3,065,000	—	3,065,000
Other current assets	16,000	2,725,000	—	2,741,000

Total current assets	16,000	49,618,000	—	49,634,000
Net property, plant and equipment	—	37,263,000	—	37,263,000
Other assets, net	724,000	7,610,000	—	8,334,000
Investment in subsidiaries	61,859,000	—	(61,859,000)	—

	$62,599,000	$94,491,000	$(61,859,000)	$95,231,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$—	$284,000	$—	$284,000
Borrowings under revolving credit facility	—	468,000	—	468,000
Trade accounts payable	—	10,385,000	—	10,385,000
Accrued liabilities and taxes payable	6,567,000	8,578,000	—	15,145,000
Current portion of insurance reserves	—	1,602,000	—	1,602,000
Current portion of deferred gain–sale-leaseback	107,000	—	—	107,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	848,000	—	848,000

Total current liabilities	6,674,000	22,165,000	—	28,839,000

Long-term debt, excluding current installments	—	100,000	—	100,000
Long-term portion of deferred gain–sale-leaseback	1,861,000	—	—	1,861,000
Long-term portion of insurance reserves	—	6,333,000	—	6,333,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(848,000)	4,034,000	—	3,186,000
Senior Exchangeable Preferred stock	20,662,000	—	—	20,662,000
Series A Preferred stock	25,604,000	—	—	25,604,000
Series B Preferred stock subject to put option	7,558,000	—	—	7,558,000
Common stock subject to put option	321,000	—	—	321,000
Stockholders’ equity (deficit)	(99,233,000)	61,859,000	(61,859,000)	(99,233,000)

	$62,599,000	$94,491,000	$(61,859,000)	$95,231,000

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	YEAR ENDED JUNE 30, 2003
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$5,174,000	$161,808,000	$(5,174,000)	$161,808,000
Cost of revenues	—	133,408,000	(3,591,000)	129,817,000

Gross profit	5,174,000	28,400,000	(1,583,000)	31,991,000
General and administrative expenses	829,000	28,689,000	(1,583,000)	27,935,000
Other operating income, net	11,000	927,000	—	938,000
Equity in earnings of subsidiaries	106,000	—	(106,000)	—

Earnings from operations	4,462,000	638,000	(106,000)	4,994,000
Interest expense	13,918,000	437,000	—	14,355,000

Earnings (loss) before income taxes	(9,456,000)	201,000	(106,000)	(9,361,000)
Income tax expense (benefit)	(3,536,000)	95,000	—	(3,441,000)

Net earnings (loss)	$(5,920,000)	$106,000	$(106,000)	$(5,920,000)

	YEAR ENDED JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$5,102,000	$157,778,000	$(5,102,000)	$157,778,000
Cost of revenues	—	126,076,000	(3,517,000)	122,559,000

Gross profit	5,102,000	31,702,000	(1,585,000)	35,219,000
General and administrative expenses	1,276,000	28,637,000	(1,585,000)	28,328,000
Goodwill impairment	—	2,682,000	—	2,682,000
Other operating income, net	—	827,000	—	827,000
Equity in loss of subsidiaries	(465,000)	—	465,000	—

Earnings from operations	3,361,000	1,210,000	465,000	5,036,000

Interest expense	12,720,000	1,160,000	—	13,880,000
Other income	64,000	795,000	—	859,000

Earnings (loss) before income taxes	(9,295,000)	845,000	465,000	(7,985,000)
Income tax expense (benefit)	(3,652,000)	1,310,000	—	(2,342,000)

Net earnings (loss)	$(5,643,000)	$(465,000)	$465,000	$(5,643,000)

	YEAR ENDED JUNE 30, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Revenues	$5,490,000	$175,256,000	$(5,490,000)	$175,256,000
Cost of revenues	—	135,215,000	(3,906,000)	131,309,000

Gross profit	5,490,000	40,041,000	(1,584,000)	43,947,000
General and administrative expenses	1,755,000	30,853,000	(1,584,000)	31,024,000
Other operating income, net	1,000	516,000	—	517,000
Equity in earnings of subsidiaries	5,233,000	—	(5,233,000)	—

Earnings from operations	8,969,000	9,704,000	(5,233,000)	13,440,000

Interest expense	12,664,000	768,000	—	13,432,000
Interest expense – accretion on preferred stock	5,180,000	—	—	5,180,000
Other income	105,000	—	—	105,000

Earnings (loss) before income taxes	(8,770,000)	8,936,000	(5,233,000)	(5,067,000)
Income tax expense (benefit)	(3,608,000)	3,703,000	—	95,000

Net earnings (loss)	$(5,162,000)	$5,233,000	$(5,233,000)	$(5,162,000)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED JUNE 30, 2003
	PENHALL INTERNATIONAL CORP.	PENHALL RENTAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(6,029,000)	$—	$18,678,000	$—	$12,649,000

Cash flows from investing activities:
Proceeds from sale of assets	—	—	1,264,000	—	1,264,000
Capital expenditures	—	—	(3,658,000)	—	(3,658,000)
Cash from Penhall Rental merger	6,143,000	(6,143,000)	—	—	—

Net cash provided by (used) in investing activities	6,143,000	(6,143,000)	(2,394,000)	—	(2,394,000)

Cash flows from financing activities:
Due to (from) affiliates	21,456,000	—	(21,456,000)	—	—
Borrowings under long-term debt	61,520,000	—	1,077,000	—	62,597,000
Repayments of long-term debt	(82,874,000)	—	(6,347,000)	—	(89,221,000)
Borrowings under revolving credit facility	—	—	42,159,000	—	42,159,000
Repayments of revolving credit facility	—	—	(27,674,000)	—	(27,674,000)
Book overdraft	—	—	(2,573,000)	(152,000)	(2,725,000)
Debt issuance costs	(104,000)	—	(1,348,000)	—	(1,452,000)
Proceeds from issuance of common stock	38,000	—	—	—	38,000
Repurchase of common stock and Series B Preferred stock	(35,000)	—	—	—	(35,000)
Issuance of Series B Preferred stock	37,000	—	—	—	37,000

Net cash provided by (used in) financing activities	38,000	—	(16,162,000)	(152,000)	(16,276,000)

Net change in cash and cash equivalents	152,000	(6,143,000)	122,000	(152,000)	(6,021,000)
Cash and cash equivalents at beginning of year	—	6,143,000	62,000	—	6,205,000

Cash and cash equivalents at end of year	$152,000	$—	$184,000	$(152,000)	$184,000

	YEAR ENDED JUNE 30, 2004
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(1,012,000)	$12,130,000	$—	$11,118,000

Cash flows from investing activities:
Proceeds from sale of assets	11,312,000	1,978,000	—	13,290,000
Capital expenditures	—	(5,850,000)	—	(5,850,000)

Net cash provided by (used) in investing activities	11,312,000	(3,872,000)	—	7,440,000

Cash flows from financing activities:
Due to (from) affiliates	(10,109,000)	10,109,000	—	—
Borrowings under long-term debt	—	—	—	—
Repayments of long-term debt	(183,000)	(2,324,000)	—	(2,507,000)
Borrowings under revolving credit facility	—	201,781,000	—	201,781,000
Repayments of revolving credit facility	—	(216,266,000)	—	(216,266,000)
Book overdraft	(152,000)	(514,000)	152,000	(514,000)
Debt issuance costs	—	(160,000)	—	(160,000)

Net cash provided by (used in) financing activities	(10,444,000)	(7,374,000)	152,000	(17,666,000)

Net change in cash and cash equivalents	(144,000)	884,000	152,000	892,000

Cash and cash equivalents at beginning of year	152,000	184,000	(152,000)	184,000

Cash and cash equivalents at end of year	$8,000	$1,068,000	$—	$1,076,000

	YEAR ENDED JUNE 30, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(3,497,000)	$14,242,000	$—	$10,745,000

Cash flows from investing activities:
Proceeds from sale of assets	—	571,000	—	571,000
Capital expenditures	—	(11,947,000)	—	(11,947,000)
Acquisition of company	—	(1,192,000	—	(1,192,000)

Net cash used in investing activities	—	(12,568,000)	—	(12,568,000)

Cash flows from financing activities:
Due to (from) affiliates	3,494,000	(3,494,000)	—	—
Borrowings under long-term debt	—	—	—	—
Repayments of long-term debt	—	(1,186,000)	—	(1,186,000)
Borrowings under revolving credit facility	—	179,243,000	—	179,243,000
Repayments of revolving credit facility	—	(178,775,000)	—	(178,775,000)
Book overdraft	—	1,563,000	—	1,563,000

Net cash provided by (used in) financing activities	3,494,000	(2,649,000)	—	845,000

Net change in cash and cash equivalents	(3,000)	(975,000)	—	(978,000)

Cash and cash equivalents at beginning of year	8,000	1,068,000	—	1,076,000

Cash and cash equivalents at end of year	$5,000	$93,000	$—	$98,000

(16) SUPPLEMENTARY CASH FLOW INFORMATION

The following supplemental cash flow information is provided with respect to interest and tax payments as well as certain non-cash investing and financing activities for the years ended June 30:

	2003	2004	2005

Cash paid during the year for:
Income taxes	$—	$—	$73,000
Interest	13,227,000	12,666,000	12,237,000
Noncash investing and financing activities -
Borrowings related to acquisition of assets	564,000	592,000	395,000
Accretion of preferred stock to redemption value	4,074,000	4,605,000	—
Transfer of temporary equity instruments to permanent equity upon expiration of put option	5,000	356,000	134,000

The following table details the assets acquired and liabilities assumed as part of the fiscal 2005 acquisition of Capitol Drilling Supplies, Inc.  There were no acquisitions in 2003 or 2004:

2005
Account receivable	$488,000
Inventory	53,000
Prepaids	74,000
Property, plant and equipment	1,023,000
Goodwill	311,000
Accounts payable	84,000
Accrued liabilities	154,000
Long term debt	180,000
Deferred tax liability	340,000

(17)  ACQUISITION

In June 2005, the Company purchased 100% of the stock of Capitol Drilling Supplies, Inc. Total consideration for the purchase of Capitol Drilling Supplies, Inc. was approximately $1.2 million.  The Company recorded approximately $0.3 million of goodwill related to this transaction. Based in Indianapolis, Indiana and Champaign, Illinois, Capitol Drilling Supplies, Inc. provides the same operated equipment rental services as the Company.  Results of operations from June 2005 and thereafter are included in the consolidated results of the Company.  For the year ended June 30, 2005, the fair value of Capitol Drilling Supplies, Inc. net assets at the date of acquisition was $0.9 million.  The Company is still in the process of determining the fair value of certain assets and liabilities, thus the allocation of the purchase price is subject to refinement.

(18)  CHANGE IN ACCOUNTING PRINCIPLE

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of certain entities, including the Company, for which this statement is effective for fiscal periods beginning after December 15, 2003 (the Company’s fiscal 2005). The Company has adopted Statement 150 effective July 1, 2004.  As a result of the adoption of Statement 150, the Senior Exchangeable Preferred stock and the Series A Preferred stock previously classified as mezzanine level equity instruments, are now classified as indebtedness.  Further, accretion related to the Senior Exchangeable Preferred stock and the Series A Preferred stock is presented as interest expense in the Company’s consolidated statements of operations.  Prior to the adoption accretion was included as part of the determination of net loss applicable to common stockholders.

(19)  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited supplementary financial information for 2004 and 2005:

	FOR THE QUARTERS ENDED 2004
	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$47,524,000	$37,875,000	$31,368,000	$41,011,000
Gross profit	11,270,000	9,910,000	5,286,000	8,753,000
Earnings (loss) before income taxes	804,000	77,000	(5,538,000)	(3,328,000)
Net earnings (loss)	498,000	48,000	(3,456,000)	(2,733,000)
Net loss available to common stockholders	(1,787,000)	(2,316,000)	(5,868,000)	(5,221,000)
Basic and diluted loss per share	(1.81)	(2.35)	(5.95)	(5.29)

	FOR THE QUARTERS ENDED 2005
	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,

Revenue	$52,819,000	$38,390,000	$30,860,000	$53,187,000
Gross profit	14,228,000	8,719,000	6,157,000	14,843,000
Earnings (loss) before income taxes	1,481,000	(2,800,000)	(5,413,000)	1,665,000
Net earnings (loss)	389,000	(2,206,000)	(3,753,000)	408,000
Net loss available to common stockholders	(959,000)	(3,600,000)	(5,161,000)	(1,062,000)
Basic and diluted loss per share	(0.97)	(3.65)	(5.23)	(1.08)

During the quarter ended June 30, 2004 the Company recorded a goodwill impairment charge of $2,329,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures for the fiscal year ended June 30, 2005.  We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on this evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in that they provide reasonable assurance that information relating to our Company required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures for the fiscal year ended June 30, 2004.  As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004 in that they provided reasonable assurance that information relating to our Company required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and that information required to be disclosed by our Company in the reports that it filed or submitted under the Securities Exchange Act of 1934 was accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Upon our adoption of Financial Accounting Standards Board Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in July 2004, we determined that we should reevaluate the financial statement presentation of our equity securities, in particular shares of our common stock and Series B Preferred Stock that were issued to certain members of management, under ASR 268 and EITF Topic D-98.  As a result of the reevaluation, management concluded that an error was made in the initial accounting determination made in 1998.  As a result, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and as discussed in Note 18 to our consolidated financial statements included in the Form 10-K/A, we restated our consolidated balance sheets and statements of stockholders’ deficit as of and for the three-year period ended June 30, 2004, to reclassify from permanent equity to temporary equity, the portions of our common stock and Series B Preferred Stock which contain redemption provisions that are outside our control under the 1998 security holders agreement (the “Stockholders Agreement”).  We also restated the consolidated balance sheets as of June 30, 2004 and 2003,  and the statements of stockholders’ deficit as of and for the three-year period ended June 30, 2004, to reverse the recognition of cumulative dividends that had historically been recorded as an increase to the carrying value of the Series B Preferred Stock and accumulated deficit.

Notwithstanding the fact that we restated our consolidated balance sheets and statements of stockholders’ deficits as described in the previous paragraph, we continue to believe that our disclosure controls and procedures were effective as of June 30, 2004 in the manner described above, since at the time the shares were issued, our then-Chief Financial Officer conducted an extensive review of the relevant documentation and related materials in reaching his determination as to the classification of these equity securities.

In response to these reclassifications, and to confirm the analysis and support for our financial statement presentation of our redeemable securities, senior management recommended a formal review of the accounting treatment relating to all material financial agreements including the Stockholders Agreement.  This review was completed during the period ended December 31, 2004.  In general, we do not review accounting treatment determinations on an annual basis, but do so upon the occurrence of an event requiring such a reassessment.  In light of the reclassification from permanent equity to temporary equity of the portions of our common stock and Series B Preferred Stock which contain redemption provisions that are outside our control under the Stockholders Agreement, we have implemented an appropriate change to our disclosure controls and procedures relating to the reclassification of the common stock and Series B Preferred Stock upon the expiration of such redemption provision.  Further, we believe that our current management has the expertise that is necessary to enable us to make appropriate determinations regarding accounting matters, including classification of our equity securities.

ITEM 9B. OTHER INFORMATION

On May 27, 2004, Bruce C. Bruckmann resigned from the Company’s Board of Directors citing other commitments as his reason for leaving.  On August 17, 2004, Rice Edmonds, a principle at BRS, was elected to the Company’s Board of Directors.  Mr. Edmonds joined BRS in 1996.  Previously, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds received his BS from the University of Virginia McIntire School of Commerce and his MBA from The Wharton School of the University of Pennsylvania.  Mr. Edmonds is a director of H&E Equipment Services, L.L.C., Real Mex Restaurants, Inc., II Fornaio (America) Corporation, McCormick & Schmick Restaurant Corporation, Copeland Enterprises, Inc., Town Sports International, Inc., The Sheridan Group, Inc., Penhall International, Inc. and Lazy Days’ RV Center, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers as of June 30, 2005 of the Company. Directors of the Company hold their offices for a term of one year or until their successors are elected and qualified; executive officers of the Company serve at the discretion of the Board of Directors.

NAME	AGE	TITLE
John T. Sawyer	60	Chairman of the Board of Directors, President and Chief Executive Officer
C. George Bush	49	Vice President and Regional Manager, Southern California Region
Bruce F. Varney	52	Vice President and Regional Manager, Southwest Region
Jeffrey E. Platt	53	Vice President-Finance and Chief Financial Officer
Gary Aamold	54	Vice President and Regional Manager, Highway Services Division
Harold O. Rosser II	55	Director
Paul N. Arnold	58	Director
J. Rice Edmonds	34	Director

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

J. RICE EDMONDS, Director. Previously, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds received his BS from the University of Virginia McIntire School of Commerce and his MBA from The Wharton School of the University of Pennsylvania. Mr. Edmonds is a director of Real Mex Restaurants, Inc., Il Fornaio (America) Corporation, McCormick & Schmick Restaurant Corporation, Copeland Enterprises, Inc., Town Sports International, Inc., and The Sheridan Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid or accrued for fiscal 2005 to the Chief Executive Officer of Penhall and to each of the four other most highly compensated executive officers of Penhall.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION	SALARY(1)	BONUS	OTHER ANNUAL COMPENSATION(2)	ALL OTHER COMPENSATION(3)
John T. Sawyer	$288,472	$75,000	$16,572	$8,346	(4)
Chief Executive Officer and President-Penhall Company
C. George Bush	200,550	81,000	6,720	6,777	(5)
Vice President-Penhall
Jeffrey E. Platt	219,180	25,000	6,432	4,579	(6)
Vice President-Penhall
Bruce F. Varney	190,256	35,000	6,720	6,945	(7)
Vice President-Penhall
Gary L. Aamold	183,004	100,615	9,140	11,309	(8)
Vice President-Penhall

(1)                                  Includes amounts contributed as salary deferral contributions in fiscal 2004 under the Penhall International Corp. and Affiliated Companies Employees’ Profit Sharing (401(k)) Plan (the “Plan”), as follows: $16,654 for Mr. Sawyer; $10,400 for Mr. Bush; $12,003 for Mr. Platt; $16,680 for Mr. Varney and $14,547 for Mr. Aamold.

(2)                                  Includes the amount attributable to the use of an automobile furnished by Penhall.

(3)                                  Includes Penhall matching contributions under the Plan, premiums for group term insurance, premiums for health care insurance and long-term disability insurance premiums.

(4)                                  Includes $500 of Penhall matching contributions under the Plan, approximately $396 of premiums for group term life insurance, approximately $6,996 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(5)                                  Includes $500 of Penhall matching contributions under the Plan, approximately $90 of premiums for group term life insurance, approximately $5,733 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(6)                                  Includes $500 of Penhall matching contributions under the Plan, approximately $258 of premiums for group term life insurance, approximately $3,367 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(7)                                  Includes $500 of Penhall matching contributions under the Plan, approximately $258 of premiums for group term life insurance, approximately $5,733 of premiums for health care insurance and approximately $454 for long-term disability insurance premiums.

(8)                                  Includes $1,100 of Penhall matching contributions under the Plan, approximately $138 of premium for group term life insurance, approximately $9,617 of premium health care insurance and approximately $454 for disability insurance premiums.

The Board has not yet made a determination as to whether the Company has an audit committee financial expert serving on its audit committee.  The Board intends to review whether there is an audit committee financial expert during the fiscal year ending June 30, 2006.

The Company currently abides by the provisions of the employee manual which includes many of the provisions required to be included in a code of ethics.  During fiscal 2006 the Company will develop a code of ethics specifically geared towards our principal executive officer, principal financial officer, and principal accounting officer.

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

Penhall may, but is not required, to make matching contributions to the Plan each year. Any matching contributions will be allocated to each participant’s account under the Plan proportionate to the amount that he or she has contributed to the Plan during the applicable Plan year. All Penhall and employee contributions to the Plan are allocated to a participant’s individual account. Penhall charged $335,000, $174,000 and $149,000 to general and administrative expense related to contributions to and expenses of the Plan for the years ended June 30, 2003, 2004 and 2005, respectively.

All Penhall and employee contributions to the Plan plus the earnings thereon are 100% vested. Employees may direct the investment of their accounts to various investment funds. The Plan provides for hardship withdrawals and loans to participants.

STOCK OPTION PLAN

On October 7, 1999, the Company’s Board of Directors approved a Stock Incentive Plan (the “Plan”) under which employees, officers, directors or consultants (“Eligible Participants”) may be granted stock options and restricted stock awards. The Board authorized the sale of up to 50,000 shares of common stock and 2,500 shares of Series B Preferred Stock under the Plan. The Plan is administered by the Board of Directors or an appointed committee (Administrator). The exercise price for stock options or restricted stock awards shall not be less than the Fair Market Value (as defined) of the stock on the grant date subject to restrictions and conditions, including the Company’s option to repurchase, as determined by the Administrator at the time of the grant. The term of each stock option shall be fixed, and not exceeding 10 years from the grant date of the stock option. In addition, stock options may be subject to specific vesting and acceleration provisions as determined by the Administrator at or after the grant date. On November 12, 1999, the Company issued 17,513 shares of common stock for an aggregate purchase price of $537,000 and 511 shares of Series B Preferred Stock for an aggregate purchase price of $574,000 to Eligible Participants under the Plan. On October 20, 2000, the Company issued 4,967 shares of common stock for an aggregate purchase price of $309,000 and 146 shares of Series B Preferred Stock for an aggregate purchase price of $186,000 to Eligible Participants under the Plan. On November 16, 2001, the Company issued 3,647 shares of common stock for an aggregate purchase price of $213,000 and 108 shares of Series B Preferred Stock for an aggregate purchase price of $158,000 to Eligible Participants under the Plan. On November 16, 2001, 9,420 options were granted to Eligible Participants under the Plan. On November 1, 2002, the Company issued 743 shares of common stock for an aggregate purchase price of $38,000 and 22 shares of Series B Preferred Stock for an aggregate purchase price of $37,000 to Eligible Participants under the Plan.  No options were granted during the year ended June 30, 2005 and no options have been exercised under the plan as of June 30, 2005.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN FEES PAYABLE TO BRS; BRS MANAGEMENT AGREEMENT

Upon consummation of the Transactions, the Company paid the Sponsor a closing fee of $2.0 million (the “Closing Fee”). In addition, the Company entered into a management services agreement (the “Management Agreement”) with the Sponsor pursuant to which the Sponsor will be paid $300,000 per year for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The Closing Fee and the fees payable pursuant to the Management Agreement were negotiated on by representatives of the Sponsor and the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of the Company. Due to a governing covenant in the Indenture Agreement, since March 31, 2003, these fees have been accrued and not paid.  The amount owed at June 30, 2005 was $675,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by our independent auditor KPMG LLP:

Principal Accountant Fees and Services

	2004	2005

Audit Fees (a)	$220,000	$417,000
Audit-Related Fees	—	—
Tax Fees (b)	83,000	76,000
Tax-Related Fees	—	—

Total	$303,000	$493,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company and the Report of Independent Auditors are incorporated by reference into this item 15 of Form 10-K by item 8 hereof:

•                                          Report of Independent Registered Public Accounting Firm

•                                          Consolidated Balance Sheets as of June 30, 2004 and 2005

•                                          Consolidated Statements of Operations for the Years Ended June 30, 2003, 2004 and 2005

•                                          Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2003, 2004 and 2005

•                                          Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2004 and 2005

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005 *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005 *

99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENHALL INTERNATIONAL CORP.

By:	/s/ JOHN T. SAWYER
John T. Sawyer Chairman of the Board, President and Chief Executive Officer

September 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2005.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 28, 2005 *

99.1	Form of Letter of Transmittal (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

99.2	Form of Notice of Guaranteed Delivery (incorporated herein by this reference to Exhibit 2 to the registrant’s registration statement of Form S-4, registration number 333-64745-01)

*	Filed herewith.