Form 10-Q
period 2005-09-30
PENHALL INTERNATIONAL CORP
filed 2005-11-14
CIK 1070772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	September 30, 2005

ASSETS

Current assets:
Cash and cash equivalents	$98,000	$103,000
Receivables:
Contract and trade receivables	37,749,000	43,619,000
Contract retentions due upon completion and acceptance of work	4,888,000	6,004,000
	42,637,000	49,623,000
Less allowance for doubtful receivables	1,263,000	1,484,000
Net receivables	41,374,000	48,139,000

Costs and estimated earnings in excess of billings on uncompleted contracts	3,065,000	2,081,000
Deferred tax assets	1,624,000	1,624,000
Inventories	2,454,000	2,324,000
Prepaid expenses and other current assets	1,019,000	2,843,000
Total current assets	49,634,000	57,114,000

Property, plant and equipment, at cost:
Land	152,000	152,000
Buildings and leasehold improvements	1,551,000	1,551,000
Construction and other equipment	123,059,000	126,401,000
	124,762,000	128,104,000
Less accumulated depreciation and amortization	87,499,000	89,004,000
Net property, plant and equipment	37,263,000	39,100,000

Goodwill	6,682,000	6,682,000
Debt issuance costs, net	1,149,000	858,000
Other assets, net	503,000	424,000
	$95,231,000	$104,178,000

See accompanying notes to the unaudited condensed consolidated financial statements.

	June 30, 2005	September 30, 2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current installments of long-term debt	$284,000	$267,000
Borrowings under revolving credit facility	468,000	5,368,000
Trade accounts payable	10,385,000	10,620,000
Accrued liabilities	14,222,000	11,815,000
Income taxes payable	923,000	2,123,000
Current portion of insurance reserves	1,602,000	2,136,000
Current portion of deferred gain - sale-leaseback	107,000	107,000
Billing in excess of costs and estimated earnings on uncompleted contracts	848,000	1,701,000
Total current liabilities	28,839,000	34,137,000

Long-term debt, excluding current installments	100,000	200,000
Long-term portion of deferred gain - sale-leaseback	1,861,000	1,834,000
Long-term portion of insurance reserves	6,333,000	6,333,000
Senior notes	100,000,000	100,000,000
Deferred tax liabilities	3,186,000	3,186,000
Senior Exchangeable Preferred stock, par value $.01 per share, redemption value $20,662,000 and $21,216,000 at June 30, 2005 and September 30, 2005, respectively. Authorized, issued and outstanding 10,000 shares	20,662,000	21,216,000

Series A Preferred stock, par value $.01 per share, redemption value $25,604,000 and $26,457,000 at June 30, 2005 and September 30, 2005, respectively. Authorized 25,000 shares; issued and outstanding 10,428 shares at June 30, 2005 and September 30, 2005	25,604,000	26,457,000

Series B Preferred stock subject to put option, 7,688 shares outstanding at June 30, 2005 and September 30, 2005	7,558,000	7,558,000

Common stock subject to put option, 324,858 shares outstanding at June 30, 2005 and September 30, 2005	321,000	321,000

Stockholders’ deficit:
Series B Preferred stock, par value $.01 per share. Authorized 50,000 shares; issued and outstanding 11,110 shares at June 30, 2005 and September 30, 2005	11,412,000	11,412,000
Common stock, par value $.01 per share. Authorized 5,000,000 shares; issued and outstanding 697,012 at June 30, 2005 and September 30, 2005	7,000	7,000
Additional paid-in capital	1,764,000	1,764,000
Treasury stock, at cost, 35,318 common shares at June 30, 2005 and September 30, 2005	(336,000)	(336,000)
Accumulated deficit	(112,080,000)	(109,911,000)
Total stockholders’ deficit	(99,233,000)	(97,064,000)
Commitments and contingencies
	$95,231,000	$104,178,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTH PERIODS ENDED SEPTEMBER 30,
	2004	2005

Revenues	$52,819,000	$58,627,000
Cost of revenues	38,591,000	40,517,000

Gross profit	14,228,000	18,110,000

General and administrative expenses	8,115,000	8,970,000
Other operating income, net	57,000	376,000
Earnings from operations, net	6,170,000	9,516,000

Interest expense	3,468,000	3,482,000
Interest expense – accretion on preferred stock	1,248,000	1,407,000
Other income	27,000	27,000
Earnings before income taxes	1,481,000	4,654,000

Income tax expense	1,092,000	2,485,000
Net earnings	389,000	2,169,000

Accrual of cumulative dividends on preferred stock	(1,348,000)	(1,536,000)

Net earnings (loss) applicable to common stockholders	$(959,000)	$633,000

Earnings (loss) per share - basic and diluted	$(0.97)	$0.64
Weighted average number of shares outstanding: Basic and diluted	986,552	986,552

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTH PERIODS ENDED SEPTEMBER 30
	2004	2005
Cash flows from operating activities:
Net earnings	$389,000	$2,169,000
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,165,000	2,832,000
Interest expense – accretion on preferred stock	1,248,000	1,407,000
Amortization of debt issuance costs	291,000	291,000
Provision for doubtful receivables	63,000	360,000
Gains on sale of assets, net	(40,000)	(370,000)
Stock compensation	—	4,000
Amortization of deferred gain on sale-leaseback	(28,000)	(27,000)
Changes in operating assets and liabilities:
Receivables	(7,543,000)	(7,125,000)
Inventories	311,000	130,000
Prepaid expenses and other assets	(351,000)	(1,824,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	426,000	984,000
Trade accounts payable	867,000	(770,000)
Accrued liabilities	(1,754,000)	(2,411,000)
Insurance reserves	100,000	534,000
Income taxes receivable/payable	1,088,000	1,200,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(337,000)	853,000
Net cash used in operating activities	(2,105,000)	(1,763,000)

Cash flows from investing activities:
Proceeds from sale of assets	113,000	524,000
Capital expenditures	(2,328,000)	(4,493,000)
Net cash used in investing activities	(2,215,000)	(3,969,000)

Cash flows from financing activities:
Repayments of long-term debt	(475,000)	(168,000)
Borrowings under revolving credit facility	50,534,000	61,671,000
Repayments of revolving credit facility	(48,810,000)	(56,771,000)
Book overdraft	2,033,000	1,005,000
Net cash provided by financing activities	3,282,000	5,737,000

Net change in cash and cash equivalents	(1,038,000)	5,000
Cash and cash equivalents at beginning of period	1,076,000	98,000
Cash and cash equivalents at end of period	$38,000	$103,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,000	$1,285,000
Interest	$6,076,000	$6,153,000
Noncash investing and financing activities:
Borrowings related to purchase of assets	$—	$251,000
Accrual of cumulative dividends on preferred stock	$1,348,000	$1,536,000

See accompanying notes to the unaudited condensed consolidated financial statements.

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

The Company’s business is seasonal in nature and the results of operations for these interim periods are not necessarily indicative of results for the full year.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included on Form 10-K of Penhall International Corp. (together with its subsidiaries, the “Company”) for the year ended June 30, 2005, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(2)         Change in Accounting Principles – Stock-Based Compensation

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

As a result of adopting SFAS No. 123R, the Company recorded $4,000 of stock-based compensation expense in its statement of operations for the three months ended September 30, 2005. This stock-based compensation expense did not materially affect net earnings or basic or diluted earnings (loss) per share for the three months ended September 30, 2005.

The fair value concepts used in the Company’s presentation of proforma stock based compensation amounts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to continue to use both the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

As of November 2001 (grant date), the weighted average fair value of options granted was $21.72.  This was determined using the Black-Scholes option pricing model with the following assumptions used for calculation: risk-free interest rate of 4.7%, volatility of 3.01%, dividend rate of 0% and an expected life of 10 years.

As of September 30, 2005, there was $103,000 of total unrecognized compensation cost related to non-vested options.  This cost is expected to be fully amortized in 6 years.  The fair market value of vested options utilizing the Black-Scholes option pricing method as of September 30, 2005 was $43,850.

The following table summarizes stock option activity for the three months ended September 30, 2005:

	Number of shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted – Average remaining contractual life
Shares under option, July 1, 2005
Shares under option, July 1, 2005	7,780	$58.51		6.1 years
Options granted	—	$58.51		6.1
Options exercised	—	$58.51		6.1
Options cancelled and expired	—	$58.51		6.1
Shares under option, September 30, 2005	7,780	$58.51	$—	6.1
Options exercisable at September 30, 2005	3,045	$58.51	$—	6.1

Under the modified prospective method, results for the three months ended September 30, 2004, were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the three months ended September 30, 2004, are presented below:

September 30, 2004

Net loss applicable to common stockholders as reported	$(959,000)
Add:
Stock-based compensation expense included in reported net loss applicable to common stockholders, net of related tax effects	—
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	$(3,000)

Pro forma net loss applicable to common stockholders	$(962,000)
Basic and diluted loss per share as reported	$(0.97)
Pro forma basic and diluted loss per share	$(0.98)

(3)         Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period plus the impact of assumed potentially dilutive securities. The dilutive effect of outstanding options is reflected in diluted per share by application of the treasury stock method. For the three month periods ended September 30, 2004 and 2005 diluted earnings (loss) per share is the same as basic earnings (loss) per share as options to purchase 8,060 and 7,780 shares of common stock were not included in the computation of diluted earnings (loss) per share for the three-month periods ended September 30, 2004 and 2005, respectively, as the effect would have been anti-dilutive.

(4)         Related Party

The Company had no balance due to Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) as of September 30, 2005 related to management services.  The balance due at June 30, 2005 was $675,000 and was paid to BRS during the quarter ended September 30, 2005.

(5)         Commitments and Contingencies

There are various lawsuits and claims pending and claims being pursued by the Company and its subsidiaries arising out of the normal course of business.  It is management’s present opinion, based in part upon the advice of legal counsel, that the outcome of these proceedings will not have a material effect on the Company’s consolidated financial statements taken as a whole.

(6)         Subsequent Events

On November 1, 2005, Penhall International Corp. (the “Company”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), by and among the Company, Penhall Company, a California corporation, Penhall Leasing, L.L.C., a California limited liability company, Penhall Investments, Inc., a California corporation, Bob Mack Co., Inc., a California corporation, Capitol Drilling Supplies, Inc., an Indiana corporation, General Electric Capital Corporation, a Delaware corporation, as a Senior Lender, Letter of Credit Issuer and Agent, and the other financial institutions party thereto (collectively, the “Senior Lenders” and individually each a “Senior Lender”).  On November 1, 2005, the Company also entered into a second lien term loan agreement (the “Loan Agreement” and together with the Amended and Restated Credit Agreement, the “Refinancing Agreements”) by and among the Company, Deutsche Bank Trust Company Americas, as agent (“Agent”), Deutsche Bank Securities Inc., as Sole Lead Arranger and Sole Bookrunner and the other financial institutions party thereto.  Approximately $109 million of the proceeds from the Refinancing Agreements will be used to redeem all of the Company’s $100 million aggregate principal amount of 12% Senior Notes due 2006 (including the redemption premium and accrued interest through redemption) and to pay other costs and expenses incurred by the Company in connection with the execution of the Refinancing Agreements.

General

The Loan Agreement consists of a term loan in the amount of $105 million, which will be due and payable on November 1, 2010, if not sooner paid in full in accordance with its terms.  The Amended and Restated Credit Agreement consists of a revolving credit facility in an aggregate principal amount of $55 million, $35 million of which is available for the issuance of letters of credit.  The revolving credit facility matures on November 1, 2010.  The Refinancing Agreements are subject to certain mandatory prepayments upon the occurrence of certain events, including asset sales and issuances of stock (subject to certain exceptions set forth in the Refinancing Agreements).  The Amended and Restated Credit Agreement and the Loan Agreement are secured by a perfected first priority security interest and a perfected second priority security interest, respectively, in substantially all of the Company’s tangible and intangible assets, subject to certain exceptions.

Interest and Fees

The interest rates per annum applicable to borrowings under the Amended and Restated Credit Agreement will be, at our option, the Index Rate or LIBOR Rate (each as defined in the Amended and Restated Credit Agreement) plus, in each case, an applicable margin.  Borrowings under the Loan Agreement will bear interest at a rate per annum equal to the Company’s choice of an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Agent as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or the Adjusted Eurodollar Rate (as defined in the Loan Agreement), plus, in each case an applicable margin.

Initially, the applicable margin with respect to (i) the revolving credit facility under the Amended and Restated Credit Agreement is (A) 1.50% per annum for Index Rate loans and (B) 2.50% per annum for LIBOR Rate loans and (ii) the term loan under the Loan Agreement is (A) 5.75% per annum for alternate base rate loans and (B) 6.75% per annum for Adjusted Eurodollar Rate loans.  After the Company’s fiscal quarter ending December 31, 2005, the margins applicable to the revolving credit facility under the Amended and Restated Credit Agreement will adjust (up or down) on a quarterly basis based on the monthly average borrowing availability under the revolving credit facility.

In addition, the Company will be required to pay to the Senior Lenders under the Amended and Restated Credit Agreement a commitment fee in respect of the unused commitments thereunder at a per annum rate of one-half of one percent (0.50%).  The Company may voluntarily prepay any borrowings under the revolving credit facility without premium or penalty, subject to LIBOR breakage fees, if any.  The Company is required to pay a prepayment fee in respect of most mandatory and voluntary prepayments under the Loan Agreement in an amount equal to:  (i) 2.0% of the principal amount prepaid if such prepayment is made on or before November 1, 2006; or (ii) 1.0% of the principal amount prepaid if such prepayment is made after November 1, 2006, but before November 1, 2007.

Collateral and Guarantees

The Company’s domestic subsidiaries (including any future direct or indirect subsidiaries that may be created or acquired by the Company), with certain exceptions as set forth in the Refinancing Agreements, guarantee our obligations under each of the Amended and Restated Credit Agreement and the Loan Agreement.  The guarantees in respect of the Amended and Restated Credit Agreement and the Loan Agreement will be secured by a perfected first priority security interest, or by a second priority security interest, as applicable, in substantially all of the guarantors’ tangible and intangible assets (including, without limitation, intellectual property and all of the capital stock of each of our direct and indirect domestic subsidiaries and 65% of the capital stock of certain of our first-tier foreign subsidiaries), subject to certain exceptions.

Covenants and Other Matters

The Refinancing Agreements include certain negative covenants restricting or limiting the Company’s ability to, among other things:

•	incur any indebtedness or contingent obligations except as expressly provided therein;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments, and restrict the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•	sell assets;

•	make certain capital expenditures, investments and acquisitions;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

The Refinancing Agreements contain certain customary representations and warranties, affirmative covenants and events of default, including failure to pay principal, interest or fees, material inaccuracy of representations and warranties, violations of covenants, certain bankruptcy and insolvency events, failure to comply with the terms of the Intercreditor Agreement, change of control, cross-defaults to other debt and material judgments.

Intercreditor Agreement

In connection with entering the Refinancing Agreements, we entered into an Intercreditor Agreement which sets forth the relative rights of the respective lenders under the Amended and Restated Credit Agreement and the Loan Agreement, including the subordination of the liens under the Loan Agreement to the liens under the Amended and Restated Credit Agreement.

Senior Notes

On November 1, 2005, we called for redemption all of our outstanding $100 million aggregate principal amount of 12% Senior Notes due 2006. The Redemption Date is December 1, 2005. On the Redemption Date, we will redeem $100,000,000 in aggregate principal amount of notes at a price of $1,020.00 per $1,000 in principal amount of notes redeemed, plus accrued interest through the Redemption Date. The aggregate redemption price of the notes (including redemption premium and accrued interest) is approximately $106 million.  The Company expects to record a loss of approximately $2 million in the 2nd quarter of Fiscal 2006 relating to the redemption of the Senior Notes.  The Company has classified the Senior Notes as a long-term liability as of September 30, 2005 consistent with the terms of the Loan Agreement in accordance with SFAS No. 6 “Classification of Short-Term Obligations Expected to Be Refinanced.”  As a result of the redemption of the Senior Notes, the Company will no longer be a public registrant and therefore will no longer be required file information with the Securities and Exchange Commission (SEC).

Senior Exchangeable Preferred Stock

On November 1, 2005, we also exercised our right to redeem all of our outstanding 10.5% Senior Exchangeable Preferred Stock (“Preferred Stock”) pursuant to the terms as set forth in (i) a letter agreement, dated December 14, 2004, by and between the Company and National Christian Foundation (“NCF”) and (ii) a letter agreement, dated September 8, 2005, by and between the Company and NCF.  The Redemption Date is December 1, 2005.  Such letter agreements allow the Company to redeem all of the Preferred Stock for an aggregate redemption price of $7.5 million in cash on the Redemption Date.    The Company has not yet completed analysis of the accounting impact of the redemption of the Senior Exchangeable Preferred Stock.  We note that the redemption could result in a gain to be recorded during the 2nd quarter of Fiscal 2006 and that redemption will positively impact earnings per share as the interest expense – preferred stock will no longer include interest on the Senior Exchangeable Preferred Stock.

(7)         Condensed Consolidating Financial Information

The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The Guarantor Subsidiaries, (Penhall Company and subsidiaries), fully guarantee jointly, severally, unconditionally and irrevocably certain obligations of the Company, including the Senior Notes.  Separate financial statements and other disclosures with respect to each of the individual Guarantor Subsidiaries are not presented because the Company believes that such financial statements and other information would not, in the opinion of management, provide additional information that is material to investors.

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

Condensed Consolidating Balance Sheet

	JUNE 30, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$41,374,000	$—	$41,374,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	3,065,000	—	3,065,000
Inventories	—	2,454,000	—	2,454,000
Other current assets	16,000	2,725,000	—	2,741,000

Total current assets	16,000	49,618,000	—	49,634,000
Net property, plant and equipment	—	37,263,000	—	37,263,000
Other assets, net	724,000	7,610,000	—	8,334,000
Investment in subsidiaries	61,859,000	—	(61,859,000)	—

	$62,599,000	$94,491,000	$(61,859,000)	$95,231,000

Liabilities and Stockholders’ Equity (Deficit):

Current installments of long-term debt	$—	$284,000	$—	$284,000
Borrowings under revolving credit facility	—	468,000	—	468,000
Trade accounts payable	—	10,385,000	—	10,385,000
Accrued liabilities and taxes payable	6,567,000	8,578,000	—	15,145,000
Current portion of insurance reserves	—	1,602,000	—	1,602,000
Current portion of deferred gain-sale-leaseback	107,000	—	—	107,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	848,000	—	848,000

Total current liabilities	6,674,000	22,165,000	—	28,839,000

Long-term debt, excluding current installments	—	100,000	—	100,000
Long-term portion of deferred gain-sale-leaseback	1,861,000	—	—	1,861,000
Long-term portion of insurance reserves	—	6,333,000	—	6,333,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(848,000)	4,034,000	—	3,186,000
Senior Exchangeable Preferred stock	20,662,000	—	—	20,662,000
Series A Preferred stock	25,604,000	—	—	25,604,000
Series B Preferred stock subject to put option	7,558,000	—	—	7,558,000
Common stock subject to put option	321,000	—	—	321,000
Stockholders’ equity (deficit)	(99,233,000)	61,859,000	(61,859,000)	(99,233,000)

	$62,599,000	$94,491,000	$(61,859,000)	$95,231,000

	SEPTEMBER 30, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Receivables, net	$—	$48,139,000	$—	$48,139,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,081,000	—	2,081,000
Inventories	—	2,324,000	—	2,324,000
Other current assets	510,000	4,060,000	—	4,570,000

Total current assets	510,000	56,604,000	—	57,114,000
Net plant and equipment	—	39,100,000	—	39,100,000
Other assets, net	558,000	7,406,000	—	7,964,000
Investment in subsidiaries	62,633,000	—	(62,633,000)	—
	$63,701,000	$103,110,000	$(62,633,000)	$104,178,000
Liabilities and Stockholders’ Equity (Deficit):
Current installments of long-term debt	$—	$267,000	$—	$267,000
Borrowings under revolving credit facility	—	5,368,000	—	5,368,000
Trade accounts payable	—	10,620,000	—	10,620,000
Accrued liabilities	1,997,000	9,818,000	—	11,815,000
Income taxes payable	2,123,000			2,123,000
Current portion of insurance reserves	—	2,136,000	—	2,136,000
Current portion of deferred gain- sale-leaseback	107,000	—	—	107,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	1,701,000	—	1,701,000
Total current liabilities	4,227,000	29,910,000	—	34,137,000

Long-term debt, excluding current installments	—	200,000	—	200,000
Long-term portion of deferred gain - sale-leaseback	1,834,000	—	—	1,834,000
Long-term portion of insurance reserves	—	6,333,000	—	6,333,000
Senior notes	100,000,000	—	—	100,000,000
Deferred tax liabilities	(848,000)	4,034,000	—	3,186,000
Senior Exchangeable Preferred stock	21,216,000	—	—	21,216,000
Series A Preferred stock	26,458,000	—	—	26,457,000
Series B Preferred stock subject to put option	7,558,000	—	—	7,558,000
Common stock subject to put option	321,000	—	—	321,000
Stockholders’ equity (deficit)	(97,064,000)	62,633,000	(62,633,000)	(97,064,000)
	$63,701,000	$103,110,000	$(62,633,000)	$104,178,000

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

Condensed Consolidating Statement of Operations

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,579,000	$52,819,000	$(1,579,000)	$52,819,000
Cost of revenues	—	38,591,000	—	38,591,000

Gross profit	1,579,000	14,228,000	(1,579,000)	14,228,000

General and administrative expenses	408,000	8,103,000	(396,000)	8,115,000
Royalties	—	1,183,000	(1,183,000)	—
Other operating income, net	—	57,000	—	57,000
Equity in earnings of subsidiary	2,870,000	—	(2,870,000)	—

Earnings from operations, net	4,041,000	4,999,000	(2,870,000)	6,170,000

Interest expense	3,252,000	216,000	—	3,468,000
Interest expense – accretion on preferred stock	1,248,000	—	—	1,248,000
Other income	27,000	—	—	27,000

Earnings (loss) before income taxes	(432,000)	4,783,000	(2,870,000)	1,481,000

Income tax expense (benefit)	(821,000)	1,913,000	—	1,092,000

Net earnings	$389,000	$2,870,000	$(2,870,000)	$389,000

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Revenues	$1,709,000	$58,627,000	$(1,709,000)	$58,627,000
Cost of revenues	—	41,830,000	(1,313,000)	40,517,000

Gross profit	1,709,000	16,797,000	(396,000)	18,110,000

General and administrative expenses	416,000	8,950,000	(396,000)	8,970,000
Other operating income, net	—	376,000	—	376,000
Equity in earnings of subsidiary	4,716,000	—	(4,716,000)	—

Earnings from operations	6,009,000	8,223,000	(4,716,000)	9,516,000

Interest expense	3,252,000	230,000	—	3,482,000
Interest expense - preferred stock	1,407,000	—	—	1,407,000
Other income	27,000	—	—	27,000

Income before income taxes	1,377,000	7,993,000	(4,716,000)	4,654,000

Income tax expense (benefit)	(792,000)	3,277,000	—	2,485,000

Net earnings	$2,169,000	$4,716,000	$(4,716,000)	$2,169,000

PENHALL INTERNATIONAL CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

Condensed Consolidating Statement of Cash Flows

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004
	Penhall International Corp.	Penhall Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,817,000)	$712,000	$—	$(2,105,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	113,000	—	113,000
Capital expenditures	—	(2,328,000)	—	(2,328,000)
Net cash used in investing activities	—	(2,215,000)	—	(2,215,000)

Cash flows from financing activities:
Due to (from) affiliates	2,815,000	(2,815,000)	—	—
Repayments of long-term debt	—	(475,000)	—	(475,000)
Borrowings under revolving credit facility	—	50,534,000	—	50,534,000
Repayments of revolving credit facility	—	(48,810,000)	—	(48,810,000)
Book overdraft	—	2,033,000	—	2,033,000
Net cash provided by financing activities	2,815,000	467,000	—	3,282,000

Net change in cash and cash equivalents	(2,000)	(1,036,000)	—	(1,038,000)
Cash and cash equivalents at beginning of period	8,000	1,068,000	—	1,076,000

Cash and cash equivalents at end of period	$6,000	$32,000	$—	$38,000

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005
	PENHALL INTERNATIONAL CORP.	PENHALL COMPANY	ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(3,942,000)	$2,179,000	$—	$(1,763,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	524,000	—	524,000
Capital expenditures	—	(4,493,000)	—	(4,493,000)
Net cash used in investing activities	—	(3,969,000)	—	(3,969,000)

Cash flows from financing activities:
Due to (from) affiliates	3,942,000	(3,942,000)	—	—
Repayments of long-term debt	—	(168,000)	—	(168,000)
Borrowings under revolving credit facility	—	61,671,000	—	61,671,000
Repayments of revolving credit facility	—	(56,771,000)	—	(56,771,000)
Book overdraft	—	1,005,000	—	1,005,000
Net cash provided by financing activities	3,942,000	1,795,000	—	5,737,000

Net change in cash and cash equivalents	—	5,000	—	5,000
Cash and cash equivalents at beginning of period	5,000	93,000	—	98,000
Cash and cash equivalents at end of period	$5,000	$98,000	$—	$103,000

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of operations and financial condition of Penhall International Corp. and subsidiaries (Penhall or the Company) should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto included in this quarterly report on Form 10-Q and the Company’s audited consolidated financial statements and footnotes thereto included in its Fiscal 2005 annual report on Form 10-K, filed with the Securities and Exchange Commission.

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

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company reviews its assets for impairment.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Deteriorating market conditions could potentially impact valuation of long-lived assets.  In markets where adverse market conditions exist, the Company will consider reallocation of long-lived assets to markets where those assets will produce cash flow.  Further, technological improvements in equipment or processes could render certain long-lived assets as impaired, as could competitive pressures.  We are not aware of any technological improvements or competitive pressures that could potentially result in impairment of long-lived assets; however such factors could occur in the future.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

•                  Unanticipated competition; and

•                  Adjusted EBITDA relative to net book value

We allocated goodwill to the reporting units that benefited from the related acquisitions.  As of September 30, 2005, $6.0 million of the remaining goodwill of $6.7 million resides in one reporting unit in which profit levels have been sustained over time since the acquisition and have been consistent with the Company’s estimates.  We expect such profit levels to continue.  However, if profit levels were to decline, the reporting units’ goodwill could become impaired.

Three months Ended September 30, 2005 Compared to Three months Ended September 30, 2004

Revenues.  Revenues for the three months ended September 30, 2005 (“Interim 2006”) were $58.6 million an increase of $5.8 million or 11.0% from the three months ended September 30, 2004 (“Interim 2005”).   In Interim 2006, service revenues increased $5.5 million or 16.2% and contract revenues increased $0.3 million or 1.8% as compared to Interim 2005.  The increase in service revenues is primarily attributable to increases in non-residential construction nationwide and particularly in California as well as the increase in concrete restoration projects undertaken by many states.  The minor increase in contract revenues is primarily attributable to timing of projects and not indicative of any known trend.

Penhall operated through 39 locations in 18 states at September 30, 2005, and through 37 locations in 17 states at September 30, 2004.  At September 30, 2005, Penhall’s operated rental fleet consisted of 698 units compared to 693 units at September 30, 2004, an increase of 0.7%.  The increase in revenue units is attributable to a slight increase in equipment utilization.

Gross Profit.  Gross profit totaled $18.1 million in Interim 2006, an increase of $3.9 million or 27.3% from Interim 2005. Gross profit as a percentage of revenues increased from 26.9% in Interim 2005 to 30.9% in Interim 2006. The increase in gross profit from Interim 2005 to Interim 2006 is primarily attributable to higher market demand for operated equipment which increased demand for the Company’s services during Interim 2006.

General and Administrative Expenses.  General and administrative expenses were $9.0 million in Interim 2006 compared to $8.1 million in Interim 2005. As a percent of revenues, general and administrative expenses were 15.3% in Interim 2006 compared to 15.4% in Interim 2005. The increase in general and administrative expenses during Interim 2006 is primarily attributable to increases in bonus expense, salaries and bad debt expense offset by a decrease in insurance premiums.

Other Operating Income, net.  Other operating income was $0.4 million in Interim 2006, an increase of $0.3 million as compared to $0.1 million in Interim 2005.  This increase is comprised primarily of gains on sales of equipment of which $0.2 million is attributable to the sale of one piece of equipment.

Interest Expense. Interest expense was $3.5 million in Interim 2006 and Interim 2005.  Interest expense in consistent during both periods due to consistent borrowing during both three month periods.

Interest Expense - Preferred Stock.  The Company presents separately as interest expense the accretion related to mandatorily redeemable instruments.  Interest expense – Preferred stock totaled $1.4 million in Interim 2006 an increase of $0.2 million compared to Interim 2005.

Other Income.  Other income was $27,000 in Interim 2006 and in Interim 2005.  Other income is attributable to the amortization of deferred profit related to the sale-leaseback which occurred in December 2003.

Income Tax Expense.  The Company recorded income tax expense of $2.5 million or 41% of earnings before income taxes excluding the impact of non-deductible interest expense on preferred stock in Interim 2006, compared to income tax benefit of $1.1 million, or 40.0% of earnings before income taxes in Interim 2005.   The change in the effective tax rate adjusted for the non-deductible interest expense related to preferred stock for Interim 2006 is primarily attributable to changes in the mix of earnings in differing tax jurisdictions.

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

The Company’s principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility (“New Credit”) secured in May 2003 which was replaced on November 1, 2005 by the Amended and Restated Credit Agreement.   The Amended and Restated Credit Agreement consists of a revolving credit facility in an aggregate principal amount of $55 million, $35 million of which is available for the issuance of letters of credit.  The revolving credit facility matures on November 1, 2010.  See Note 6 to the condensed consolidated financial statements.  At September 30, 2005, the Company was in compliance with all covenants under the then existing credit facility which was secured in May 2003.

As of November 14, 2005, the Company had outstanding borrowings of $9.5 million, $20.0 million of outstanding letters of credit, borrowing base limitations of $5.0 million and borrowings unused and available under the Amended and Restated Credit Agreement of $20.4 million.

Summary Cash Flow Data (000’s) for the periods ending September 30.

	2004	2005
Cash and cash equivalents	$38	$103

Net cash provided by (used in):
Operating activities	$(2,105)	$(1,763)
Investing activities	$(2,215)	$(3,969)
Financing activities	$3,282	$5,737
Capital expenditures	$2,328	$4,493

Cash used in operating activities decreased from $2.1 million in Interim 2005 to $1.8 million in Interim 2006.  The decrease in net cash used in operating activities was primarily due to the increase in net earnings which increased from $0.4 million in Interim 2005 to $2.2 million in Interim 2006.  This increase was offset by the following:  Prepaid expenses and other assets used $0.4 million in cash during Interim 2005 compared to $1.8 million in Interim 2006.  This increase was due to the timing of insurance premium prepayments during Interim 2006.  The payments related to Interim 2005 were paid prior to June 2004.  Accounts payable provided $0.9 million in cash during Interim 2005 compared to using $0.8 million during Interim 2006.   This increase in use of cash is primarily related to payments made against accounts payable during Interim 2006 which were related to materials and subcontract costs.  Accrued liabilities used $1.8 million during Interim 2005 compared to $2.4 million during Interim 2006.  This increase was primarily attributable to the payment of $0.8 million to BRS related to management fees.  Annual management fees of $0.3 million were held until the Company met a certain EBITDA minimum according to the Indenture Agreement.

Cash used by investing activities in Interim 2006 was $4.0 million compared to $2.2 million during Interim 2005.  This change is due primarily to an increase in capital expenditures from $2.3 million during Interim 2005 to $4.5 million during Interim 2006.  The increase in capital expenditures is related to a slight increase in equipment utilization and replacement of aging equipment.

Cash provided by financing activities in Interim 2006 was $5.7 million compared to $3.3 million in Interim 2005.  The increase is primarily related to an increase in borrowing against our revolving credit line during Interim 2006.

The Company had standby letters of credit totaling $20.0 million at June 30, 2005, all of which are automatically renewable unless participating parties notify the other party thirty days prior to cancellation.  The letters of credit are provided as collateral for our surety and for our insurance programs.  In addition, we are generally required to provide surety bonds that provide an additional measure of security under certain public and private sector contracts. Most of the Company’s surety bonds are performance bonds which do not have a stated expiration date; instead the bonds are generally released when each contract is accepted by our customer.

Management estimates that Penhall’s annual capital expenditures will be approximately $14.0 million for fiscal 2006, including replacement and maintenance of equipment, purchases of new equipment, and purchases of real property improvements.

Historically, Penhall has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. As a result of the Transactions, however, the Company has substantial indebtedness and debt service obligations. As of September 30, 2005, the Company and its subsidiaries had $153.5 million of total indebtedness outstanding (including the Senior Notes and mandatorily redeemable stock) and a stockholders’ deficit of $97.1 million.  As of September 30, 2005 approximately $23.9 million of additional borrowing was available under the New Credit which was replaced by the Amended and Restated Credit Agreement on November 1, 2005.

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

On November 1, 2005, we called for redemption all of our outstanding $100 million aggregate principal amount of 12% Senior Notes due 2006. The Redemption Date is December 1, 2005. On the Redemption Date, we will redeem $100,000,000 in aggregate principal amount of notes at a price of $1,020.00 per $1,000 in principal amount of notes redeemed, plus accrued interest through the Redemption Date. The aggregate redemption price of the notes (including redemption premium and accrued interest) is approximately $106 million.

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

As of September 30, 2005, the Company has the following obligations subject to redemption or maturity in fiscal 2007 and 2008:

	Due date	Balance at September 30, 2005
Senior Notes	08/01/06	$100,000,000
Senior Exchangeable Preferred Stock	02/01/07	$21,216,000
Preferred Series A	08/01/07	$26,458,000

On November 1, 2005, we exercised our right to redeem all of our outstanding 10.5% Senior Exchangeable Preferred Stock (“Preferred Stock”) pursuant to the terms as set forth in (i) a letter agreement, dated December 14, 2004, by and between the Company and National Christian Foundation (“NCF”) and (ii) a letter agreement, dated September 8, 2005, by and between the Company and NCF.  The Redemption Date is December 1, 2005.  Such letter agreements allow the Company to redeem all of the Preferred Stock for an aggregate redemption price of $7.5 million in cash on the Redemption Date.

The Company also has certain common stock and Series B Preferred stock that are subject to the terms and conditions of a Securities Holders Agreement.  The Company may be required to repurchase these shares if certain conditions are met.  As of June 30, 2005 and September 30, 2005, the Company has recorded these shares at historical cost of $7,558,000, as temporary equity in the consolidated balance sheet.  The Series B Preferred stock subject to the terms and conditions of the Stockholders Agreement and the remaining Series B Preferred stock include provisions for cumulative dividends of 13% which have not been recorded as the dividends have not been declared.  Such dividends approximate $28,675,000 as of September 30, 2005.  The Company believes that the likelihood of the conditions requiring redemption by the stockholder occurring is remote.

In connection with our business, the Company is often required to provide surety bonds that provide an additional measure of security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. In the last few years we have seen a steady decrease in the capacity of the surety market, driven primarily by substantial increases in surety industry losses and consolidation in the surety market through acquisition.  At September 30, 2005, approximately $13 million of the Company’s backlog is bonded.  The Company’s inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which could have a material adverse effect on our business.    Effective November 2005, we successfully replaced one of our sureties.

NEW ACCOUNTING PRINCIPLES

In December 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under Statement No. 123, are no longer an alternative to financial statement recognition. Under Statement No. 123R, we determined that the appropriate fair value model to be used for valuing share-based payments is the Black-Scholes option pricing model.  We are using the straight-line method for amortization of compensation cost and elected to use the modified prospective method at July 1, 2005 for the transition.  The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement No.123R.  Adoption of Statement 123R has not had a material impact on our consolidated results of operations and earnings per share.  See note 2 to the condensed consolidated financial statements.

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

The table below presents the principal amounts of debt, weighted average interest rates, fair values and other items required by the year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2005.

	YEARS ENDING JUNE 30,
	2006	2007	2008	2009	2010	THERE- AFTER	TOTAL	FAIR VALUE
	(IN THOUSANDS)

Fixed rate debt (5)	$221	$100,182	$64,000	$0	$0	$0	$100,467	$99,967	(3)
Average interest rate							11.94%
Variable rate LIBOR debt (1) (2) (4)	5,368	0	0	0	0	0	5,368	5,368
Weighted average current interest rate (1)							8.25%

(1)             The revolving credit facility is classified as a short-term obligation in the consolidated balance sheet; however, the credit facility matures in 2006.  This is a $50 million revolving credit facility with the interest based upon LIBOR plus 350 basis points and an optional loan with the interest based on prime plus 200 basis points.  The total borrowing unused and available under the facility was $23.9 million at September 30, 2005.

(2)             The Company has different interest rate options for its variable rate debt.

(3)             The fair value of fixed rate debt was determined based on quoted market price for the debt instrument.

(4)             As of November 1, 2005 the Company replaced the revolving credit facility. See Note 6 to the condensed consolidated financial statements.

(5)             As of November 1, 2005 the Company entered into a second lien term loan agreement (“Loan Agreement”).  The proceeds will be used to redeem all of the Company’s $100 million 12% Senior Notes.  The Loan Agreement consists of a term loan in the amount of $105 million, which will be due and payable on November 1, 2010, if not sooner paid in full in accordance with its terms.  See note 6 to the condensed consolidated financial statements.

Item 4. Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in that they provide reasonable assurance that information relating to our Company required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and that information required to be disclosed by our Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Part II Other Information

Items 1 – 5 are not applicable

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005

SIGNATURE	TITLE

/s/ JOHN T. SAWYER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
John T. Sawyer

/s/ JEFFREY E. PLATT	Vice President-Finance and Chief Financial Officer (Principal Accounting Officer)
Jeffrey E. Platt

/s/ PAUL N. ARNOLD	Director
Paul N. Arnold

/s/ HAROLD O. ROSSER	Director
Harold O. Rosser

/s/ J. RICE EDMONDS	Director
J. Rice Edmonds

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005*

*                                         Filed herewith.